Form 10-K405
period 1997-12-31
MOTOR CARGO INDUSTRIES INC
filed 1998-03-30
CIK 1047073

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997

                                  OR

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          For the transition period from ____________ to ___________

                        Commission File Number 000-23341

                          MOTOR CARGO INDUSTRIES, INC.
           (Exact Name of the Registrant as Specified in its Charter)

              Utah                                           87-0406479
-----------------------------------                       ------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)
                             845 West Center Street
                           North Salt Lake, Utah 84054
                                 (801) 292-1111
          (Address of principal executive offices and telephone number)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to section 12(g) of the Act:

                           Common Stock, no par value
                                (Title of Class)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES [X]   NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 17, 1998, the aggregate market value of the Registrant's voting Common Stock held by non-affiliates of the Registrant based upon the last sale price reported for such date on the Nasdaq National Market System was approximately $35,234,927.

The number of shares of the Registrant's Common Stock outstanding as of March 17, 1998 was 6,990,000.


                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant's definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the 1998 Annual Meeting of Shareholders of the Registrant is incorporated by reference into Part III of this Form 10-K.


===============================================================================

                                     PART I

ITEM 1.   BUSINESS

GENERAL

        Motor Cargo Industries, Inc. (the "Company") is a regional less-than-truckload ("LTL") carrier which provides transportation and logistics services to shippers within the Company's core service region. The Company's core service region is the western United States, including Arizona, California, Colorado, Idaho, New Mexico, Oregon, western Texas, Utah and Washington. The Company transports general commodities, including consumer goods, packaged foodstuffs, electronics, computer equipment, apparel, hardware, industrial goods and auto parts for a diversified customer base. The Company offers a broad range of services, including expedited scheduling and full temperature-controlled service. Through its wholly-owned subsidiary, MC Distribution Services, Inc. ("MCDS"), the Company also provides customized logistics, warehousing and distribution management services.

     The Company utilizes 22 strategically located service centers (also referred to as "terminals") to serve major markets within the Company's core service region. In addition, the Company provides service to smaller markets within its core service region pursuant to agreements with 20 independent agents, most of which act as exclusive agents for the Company. See Item 1 "Business - Operations."

     In 1997, the Company initiated a program to establish market and operations presence in several major business economic areas ("BEAs") outside of the Company's core service region. Unlike more traditional inter-regional expansion models, the Company intends only to solicit tonnage from these markets moving west into its core service region. The Company intends to utilize third-party truckload carriers to transport freight from these markets to its core service region. The Company anticipates that this strategy of selling into the region will improve lane, route and service center densities in its core service region without requiring the Company to incur the costs associated with building an inter-regional terminal network. The Company intends to enter into interline partnerships to provide immediate revenue and offset start-up costs associated with certain BEA expansions. The Company commenced operations at its first BEA expansion facility in Dallas in October 1997. The next BEA expansion facility is scheduled to open in Chicago in April 1998. Additional BEAs under consideration for 1998 and 1999 include major distribution centers such as Atlanta, Cleveland, Houston, Indianapolis, Memphis, Minneapolis and St. Louis.

THE LTL INDUSTRY

        The Company transports primarily LTL shipments. LTL shipments are defined as shipments weighing less than 10,000 pounds. Generally, LTL carriers transport freight from multiple shippers to multiple consignees on a scheduled basis. Unlike truckload carriers, LTL carriers typically do not transport full trailer loads directly from origin to destination. LTL operations require the handling of shipments in several coordinated stages.

        Typically, LTL carriers transport freight along scheduled routes from multiple shippers to multiple consignees utilizing a network of terminals, together with fleets of linehaul and pickup and delivery tractors and trailers. Freight is picked up from customers by local drivers and consolidated for shipment. The freight is then loaded into inter-city trailers and transported to other terminals by linehaul drivers. Large LTL carriers have traditionally employed a series of hub and spoke terminals. This method improves truck utilization but requires both multiple cargo rehandlings, which are expensive, and a fixed network of pickup, breakbulk and destination terminals, which is capital intensive and requires a large staff of freight handlers. At each breakbulk terminal, freight is unloaded and reloaded with other freight destined for locations in the same general direction of another breakbulk terminal, where the truck is sent for further unloading and loading, until the freight arrives at a destination terminal located nearest the region of the consignee. At the destination terminal, freight is then loaded onto a local truck for final delivery. The Company emphasizes direct loading between the originating and destination service centers in order to avoid the costly and time-consuming use of breakbulk terminals.

        LTL companies are generally categorized as regional, inter-regional or national carriers, based upon length of haul and service territory. Carriers with average lengths of haul less than 500 miles are referred to as regional carriers and generally provide either overnight or second day service. Regional LTL carriers usually are able to load freight for direct transport to a destination terminal, thereby avoiding the costly and time-consuming use of breakbulk terminals (where freight is rehandled and reloaded for delivery to its ultimate destination). Carriers with average lengths of haul between 500 and 1,000 miles are generally referred to as inter-regional carriers. National carriers, with average lengths of haul greater than 1,000 miles, generally operate coast-to-coast relying on networks of breakbulk and satellite terminals. Due to the geographical size of the western United States, the Company has a longer average length of haul than most other regional carriers. For the year ended December 31, 1997, the Company had an average length of haul of approximately 624 miles.

        In general, the more freight volume an LTL carrier has within a given geographical area, the lower its incremental operating costs. This is particularly true with respect to its pickup and delivery operations where increased freight volumes generally result in less distance between stops and more shipments per stop ("route density"). As route density increases, an LTL carrier is able to make more deliveries on shorter routes, thereby increasing the number of shipments that can be delivered within a defined period and lowering overall labor costs for each shipment. Similarly, the more business a carrier experiences in a given traffic lane from one service center to another ("lane density") the lower its incremental costs. As lane density increases, a carrier experiences improved load factors resulting in increased revenue per mile, reduced empty miles and reduced costs associated with intermediate shipment handling and reconsolidation. A carrier's incremental costs are also improved as the amount of freight handled at a given service center location ("service center density") increases. As service center density improves, a carrier experiences higher revenues, while maintaining the same fixed cost structure, thereby improving asset utilization.

OPERATIONS

        The Company picks up freight with pickup and delivery trucks during the day and transports the freight to Company service centers by early evening. Pick-ups and deliveries are typically made within a 70 mile radius of each service center. Upon arrival at a service center, freight is unloaded, logged onto the Company's computerized tracing system, and reloaded onto trailers destined for the Company's other service centers. Trucks depart later in the evening for their destination service centers. In order to ensure prompt service, the Company enforces established time schedules for linehaul service between service centers and utilizes an advanced computer system to track and coordinate deliveries. Through the Company's wide-area computer network, all vital information relating to shipments is available to each service center on a real-time basis. Before the cargo arrives at its destination service center, a manifest showing the contents of each trailer and the sequence in which it is loaded, along with the delivery bills, is generated by the Company's computerized tracing system and is available to the destination service center manager via the Company's computer network. Upon arrival at the destination service center, the freight is unloaded, sorted and delivered to its final destination by local delivery trucks.

        Instead of utilizing a "hub and spoke" system, which is typically used by large, national LTL carriers, the Company emphasizes direct loading of freight between service centers with no intermediate handling on most shipments. Hub and spoke systems generally require shipments to be loaded and unloaded several times at a number of service centers and breakbulk facilities prior to delivery. Direct loading allows shipments to be transported directly from the originating service center to the destination service center without intermediate handling. Direct loading reduces the Company's costs because it requires less loading and unloading of freight and requires fewer terminals and breakbulk facilities.

        The Company uses a single service center, rather than multiple satellite terminals, in each of the major cities it serves. Single service centers reduce rehandling of freight, shorten delivery times and thereby reduce the risk of freight damage or loss.

        In addition to the Company's 22 service centers, the Company also utilizes 20 independent agents in smaller markets in which the Company does not operate service centers. These agents are independent businesses which operate within a specific area as the Company's pick-up and delivery agent. Shipments are coordinated through these agents in the same manner as the Company's service centers. Agents are compensated based upon a percentage of freight bill revenue and are required to maintain standards established by the Company. The Company believes that its utilization of agents in smaller markets helps the Company maintain a lower fixed cost structure and emphasize variable costs while improving the level of local market presence and allowing the Company to provide its customer base with broader geographical coverage. The table indicates the location of each of the Company's service centers and agents within its core service region:

                       SERVICE CENTERS                 AGENTS
                       ---------------                -------
                 Albuquerque, New Mexico          Battle Mountain, Nevada
                 Bakersfield, California          Beatty, Nevada
                 Colorado Springs, Colorado       Bishop, California
                 Denver, Colorado                 Boise, Idaho
                 El Paso, Texas                   Cedar City, Utah
                 Fresno, California               Elko, Nevada
                 Grand Junction, Colorado         Ely, Nevada
                 Kent, Washington                 Eugene, Oregon
                 Las Vegas, Nevada                Flagstaff, Arizona
                 Medford, Oregon                  Hawthorne, Nevada
                 Newark, California               Hermiston, Oregon
                 North Salt Lake, Utah            Kingman, Arizona
                 Oxnard, California               Las Vegas, New Mexico
                 Phoenix, Arizona                 Lovelock, Nevada
                 Pico Rivera, California          Redding, California
                 Portland, Oregon                 Ridgecrest, California
                 Reno, Nevada                     Tonopah, Nevada
                 Rialto, California               Wells, Nevada
                 Sacramento, California           Wendover, Utah
                 San Diego, California            Winnemucca, Nevada
                 Spokane, Washington
                 Tucson, Arizona

        In October 1997, the Company commenced operations at its BEA expansion facility in Dallas. This facility functions similarly to the Company's other service centers with respect to pick-up and shipping operations; however, the Company does not regularly transport freight from its other service centers to the Dallas facility for delivery. The Company transports freight from the Dallas service center to service centers within its core service region using primarily purchased linehaul transportation.

        Approximately half of the Company's shipments are currently delivered overnight. The Company uses two-man "sleeper" teams to transport the remaining second and third day deliveries to outlying service centers and agents. Over 90% of the Company's shipments are currently delivered within two days. When necessary, the Company contracts with third parties for transportation services ("purchased linehaul transportation") to supplement peak demand periods and address lane imbalances. The Company obtains purchased linehaul transportation from several sources, including truckload carriers and independent contractors. By utilizing purchased linehaul transportation, the Company is able to reduce "empty miles" and improve load factors.

        The Company selectively solicits business from customers to reduce operational inefficiencies by improving the mix of shipment and lane density, shipment size and lane flow. During the year ended December 31, 1997, the Company handled an average of approximately 3,253 shipments per day with an average weight per shipment of approximately 1,145 lbs. and average revenue per bill of approximately $125.15. The Company's revenue per hundredweight was $10.96 for the year ended December 31, 1997.

        The Company's rates for LTL shipments are typically based on weight and volume characteristics and the distance traveled. The Company periodically publishes base rates that are generally applicable to customer shipments. The Company typically offers special rates to customers based on tonnage levels and other factors. In certain instances, the Company competes with other carriers for business by participating in competitive bidding. Customers generally solicit bids for relatively large shipment and tonnage volumes over a one or two year period. These customers often enter into contractual relationships with a limited number of carriers based upon price and service.

SPECIALIZED SERVICES

        The Company offers a broad range of services, including service capabilities beyond the scope of most LTL carriers. These services include Priority+Plus, an expedited time-definite service; Protective+Plus, a full temperature-controlled service for LTL shipments within the Company's core service region; and Canadian+Plus, full points coverage into all major Canadian markets through an exclusive regional marketing partnership with one of Canada's leading LTL carriers. In November 1997, the Company began providing less-than-container load service to Hawaii. The Company consolidates shipments, loads containers and tenders them to a major transoceanic carrier for transport to Hawaii. The shipments are then delivered by a local carrier in Hawaii pursuant to an agreement between the carrier and the Company. The Company intends to continue to evaluate additional niche service offerings which complement existing operating systems.

        In addition to the service offerings described above, the Company offers customized services tailored to the ongoing needs of a particular customer. These customized services often involve a high level of coordination between the Company and the customer and may include time definite delivery, highly specialized reporting requirements and electronic data interchange, full time on-site loading by Company employees, return goods consolidation and management, and specialized handling and equipment requirements.

        Through a program referred to as "Motor Cargo USA," the Company also provides customers with service to points outside its core service region. In October 1997, the Company entered into a strategic interline partnership with a large southeastern regional carrier. The companies utilize Dallas, Texas as their interchange point. This service allows the Company to provide service to additional points throughout the southeastern United States to its present customer base. The Company expects to enter into additional interline partnerships in 1998. Interchange points will be selected which will assist the Company in offsetting startup costs associated with BEA expansions.

        In 1995, the Company began providing customized logistics, warehousing and distribution management services through its subsidiary MCDS. MCDS currently provides "just-in-time" delivery services for two major specialty retailers. These two customers currently account for more than 90% of the operating revenues of MCDS; however, the Company believes that MCDS provides a significant opportunity for future revenue and earnings growth.

CUSTOMERS AND MARKETING

        The Company has approximately 3,000 regular customers with an average monthly revenue billing of $1,000 or more. The Company's customers are not concentrated in any one area or industry and no one customer accounts for over 5% of total revenues.

        The Company has positioned itself in the high service end of the regional LTL market. The Company targets prospective customers that require high levels of customized service and are not inclined to select a carrier solely on the basis of price. The Company emphasizes its ability to provide specialized or customized services to shippers, including (i) highly flexible scheduling, (ii) consistent and expedited transit commitments, (iii) strong management information systems and electronic data interchange capabilities, (iv) commitment to customer service and responsiveness and (v) a willingness to provide transportation programs outside the scope of the traditional LTL industry.

        The Company has written contracts with most of its large customers. These contracts specify rate levels and eliminate the need to negotiate rates for individual shipments. The Company's contracts typically do not provide for guaranteed volumes. Although the Company's contracts typically run for a specified term of one year, they generally may be terminated by either party upon 30 days' notice. The Company has pricing agreements with substantially all of its customers which are not covered by contracts. These pricing agreements specify rate levels but do not require minimum tonnage commitments on the part of the customer. Pricing agreements may generally be terminated by either party upon five days' notice.

        The Company's senior management is actively involved in the Company's sales and marketing activities. In order to attract new customers, the Company relies on its ability to provide quality service and on selective targeting of potential accounts. At December 31, 1997, the Company had a marketing staff of 53 account executives located throughout its core service region. The account executives are managed by four regional directors of sales. The account executives are responsible for developing new business and maintaining relations with existing customers. The Company also employs three corporate account managers in its corporate account office in Chicago. These corporate account managers solicit business from corporate level decision-makers who are responsible for freight shipments to locations within the Company's core service region.

        The Company has designed and implemented a sales force automation system which provides for improved contact and opportunity management, improved sales forecasting and simplified reporting. The Company maintains comprehensive customer base profiles of existing and prospective customers. Using this database, key strategic and account development information is updated daily by the Company's sales force using automated processes. The Company utilizes this resource to track emerging opportunities and direct highly targeted and precisely timed marketing messages to existing and prospective customers.


DRIVERS, INDEPENDENT CONTRACTORS AND OTHER PERSONNEL

        At December 31, 1997, the Company employed 1,480 persons in the following categories:

                      CATEGORY                        NO. OF EMPLOYEES
                      --------                        ----------------
           Full time drivers                                414
           Part time drivers and dock workers               580
           Salaried and clerical                            342
           Warehousemen                                      17
           Mechanics                                         68
           Sales and sales management                        59

        At December 31, 1997, the Company employed 87 linehaul drivers and 468 pick-up and delivery drivers. The Company selects its drivers based upon experience and driving records. Pursuant to DOT regulations, drivers are required to pass drug tests prior to employment and periodically thereafter. The trucking industry experiences driver shortages from time to time; however, the Company has maintained an adequate and qualified driver force. The Company's linehaul schedules allow drivers to return home regularly, which contributes to a low driver turnover rate. The Company's driver turnover rate was 13% in 1997. The Company compensates linehaul drivers on a per mile basis. Pick-up and delivery drivers are compensated on an hourly basis.

        In addition to its employee drivers, the Company utilized approximately 78 linehaul drivers, as of December 31, 1997, pursuant to an agreement with FHF Transportation, Inc. ("FHF"). These drivers operate tractors owned by the Company but are not employees of the Company. The Company makes payments to FHF based upon mileage.

        The Company supplements its linehaul fleet with the use of approximately 50 independent contractors. Because independent contractors provide their own tractor, independent contractors provide the Company with an alternative method of obtaining the use of additional revenue equipment with reduced capital investment. This approach reduces costs and maximizes flexibility by quickly providing additional linehaul capacity during periods of peak demand. Further, because independent contractors are compensated at a contracted rate per mile, the use of independent contractors helps the Company reduce fixed overhead and improve asset utilization. Independent contractors also allow the Company to better adjust to seasonal fluctuations in shipping volumes.

        Approximately 5% of the Company's employees are covered by two separate collective bargaining agreements relating to employees at the Company's North Salt Lake, Utah and Reno, Nevada service centers. Although the employees covered by these contracts are members of the International Brotherhood of Teamsters, the contracts are not tied to the Teamsters National Master Contract. The Company's agreement with North Salt Lake employees expires on November 30, 1999, and the Company's Agreement with Reno employees expires on November 30, 2000. Both agreements provide for automatic renewal from year to year after expiration, subject to the right of either party to cancel or terminate the agreement upon at least 60 days' notice prior to the date of expiration.

SAFETY AND INSURANCE

        The Company emphasizes safety in all aspects of its operations. The Company employs a Director of Safety and Compliance who has over 24 years of safety-related experience with the Company. Each of the Company's terminals conducts its own safety program and all tractors in use are inspected daily by Company personnel. The Company has also established guidelines for hauling hazardous materials. The Company earned the highest DOT safety and fitness rating of "satisfactory" during its last audit.

        The Company currently maintains liability insurance for bodily injury and property damage in the amount of $30 million, with a self retention amount of $500,000 per incident, and cargo insurance in the amount of $1 million, with a self retention amount of $100,000, per load. The Company is self-insured with respect to physical damage to its properties. The Company also maintains workers' compensation insurance, with a deductible of $250,000 in Nevada, and without a deductible in Washington. The Company is responsible for workers' compensation claims in other states in which the Company operates up to an aggregate of approximately $1.9 million per year, and the Company maintains insurance for workers' compensation payments in excess of such amount.

REVENUE EQUIPMENT

        At December 31, 1997, the Company operated a fleet of 562 tractors and trucks and 2,298 trailers. The Company uses new linehaul tractors in linehaul operations for approximately five years. After five years of use, the Company trades-in used linehaul tractors and purchases new linehaul tractors. The table below reflects, as of December 31, 1997, the average age of the type of equipment, and the number of respective units:

                                                         NUMBER     AVERAGE
    TYPE OF EQUIPMENT (CATEGORIZED BY PRIMARY USE)      OF UNITS     AGE
    ----------------------------------------------      --------    -------
    Linehaul tractors                                      176       2.4
    Pick-up and delivery tractors                          295       3.0
    Pick-up and delivery trucks                             91       3.9
    Trailers                                             2,298       6.6

        The Company lowers its cost structure and reduces cargo claims expenses by using twin 28 foot trailers in its linehaul operations whenever possible. To the extent permitted by state regulations, the Company also utilizes triple trailers in its linehaul operations. The use of twin and triple trailers permits more freight to be hauled behind a tractor than could be hauled if the Company used one larger trailer.

        The Company maintains its revenue equipment through the use of its own maintenance facilities as well as outside vendors. The Company's service centers in Pico Rivera, Las Vegas, Reno, Denver, Portland and North Salt Lake have maintenance facilities. In addition to scheduled maintenance on its equipment, the Company also performs occasional equipment modifications which are designed to improve operating performance and reduce operating costs of equipment. All data regarding equipment costs, depreciation, mileage and maintenance are recorded on the Company's computer system, allowing management to access equipment records quickly and plan scheduled maintenance efficiently.

        The Company purchases all of its parts through nationally-recognized vendors. To enable management to better control inventory and costs, all orders are placed through the Company's central purchasing unit at the

Company's headquarters. The Company is seeking to standardize its line parts by concentrating its new truck purchases with two tractor manufacturers, International and Freightliner.

FUEL AVAILABILITY AND COST

        Fuel comprises 2% to 3% of the Company's total operating expenses. Generally, in order to obtain lower fuel costs and greater flexibility in fueling its fleet, the Company purchases its own fuel in bulk and requires its drivers to fuel at Company terminals. The Company emphasizes fuel economy through the use of modern, fuel-efficient equipment, driver and mechanic training programs and aerodynamic improvements. Although fuel constitutes a much lower percentage of costs to the Company than it would to a full truckload carrier, increases in fuel prices or fuel taxes, shortages of fuel or rationing of petroleum products could have a material adverse effect on the operations and profitability of the Company.

        Generally, in times of sharp fuel price increases, the Company implements fuel surcharges. The Company presently has a sliding scale fuel surcharge which is based on a fuel price index for the west coast. The fuel surcharge currently has no effect due to low fuel prices. Because of the highly competitive nature of the market for LTL services, the Company generally must wait for larger carriers to implement fuel surcharges before the Company can effectively implement fuel surcharges.

COMPETITION

        The transportation industry is highly competitive on the basis of both price and service. The Company competes with regional, inter-regional and national LTL carriers and, to a lesser extent, with truckload carriers, railroads and overnight delivery companies. Several large regional LTL carriers operate within the Company's core service region, including Consolidated Freightways, Yellow Corporation, Roadway Express and Arkansas Best Corporation. Some of the Company's competitors are divisions or subsidiaries of larger trucking companies. Many of the Company's competitors have greater financial resources, more equipment and greater freight capacity than the Company. Certain carriers occasionally experience periods of over capacity during which these carriers reduce prices in order to increase utilization of revenue equipment. The Company believes that it is able to compete effectively in its markets by providing high quality customized service at competitive prices.

REGULATION

        The Motor Carrier Act of 1980 significantly deregulated the trucking industry and increased competition among motor carriers. Following enactment of the Motor Carrier Act, applicants have obtained operating authority more easily, and interstate motor carriers such as the Company are able to change their rates and services with less regulatory oversight and delay. The Motor Carrier Act also removed many route and commodity restrictions on transportation of freight.

        Effective January 1, 1995, Section 601 of the Federal Aviation Administrative Authorization Act and the Trucking Industry Regulatory Reform Act ("TIRRA") substantially deregulated intrastate operating authority. Prior to TIRRA, the Company maintained intrastate authority in California, Nevada and Utah. Subsequent to TIRRA, the Company obtained intrastate authority in Colorado, Oregon, New Mexico and Washington.

        The Company was regulated by the ICC until the ICC Termination Act of 1995 abolished the ICC effective January 1, 1996. The Surface Transportation Board, an independent entity within the DOT, assumed many of the responsibilities of the ICC. The Company is also regulated by various state agencies. These regulatory authorities have broad powers, generally governing matters such as authority to engage in motor carrier operations, rates, certain mergers, consolidations and acquisitions, and periodic financial reporting. The trucking industry is subject to regulatory and legislative changes that can affect the economics of the industry by requiring changes in operating practices or influencing the demand for, and the costs of providing services to, shippers.

        Interstate motor carrier operations are subject to safety requirements prescribed by the DOT. Such matters as weight and dimensions of equipment are also subject to federal and state regulation. The use of triple trailers is subject to state regulation and is prohibited by several states within the Company's core service region. The Company is subject to federal, state and local environmental laws and regulations governing the management of hazardous wastes, other discharge of pollutants into the air and surface and underground waters, and the disposal of certain substances. These regulations extend to the Company's above-ground and underground fuel storage tanks. The Company is in the process of modifying the underground storage tanks at several of its facilities in order to comply with new federal regulations which become effective at the end of 1998. In most cases, the Company is replacing its underground storage tanks with above-ground tanks. The Company expects that its total capital expenditures through the end of 1998 relating to the modification of its remaining underground storage tanks will be approximately $575,000. The Company believes that all of its fuel storage tanks will be in compliance with the new regulations when they become effective. The Company also believes that it is in material compliance with all other applicable environmental laws and regulations and does not believe that the cost of future compliance should have a material adverse effect on the Company's operations or financial condition.

ITEM 2. PROPERTIES

        The Company owns its executive offices, located in North Salt Lake, Utah, consisting of a two-story building of approximately 21,377 square feet. Of the 22 service centers used by the Company within its core service region as of December 31, 1997, eight were owned, 12 were leased and two had multiple facilities that were partially owned and partially leased by the Company. These facilities range in size according to the markets served. The Company has not experienced and does not anticipate difficulties in renewing existing leases on favorable terms or obtaining new facilities as and when required. The following table sets forth the location of each service center owned or leased by the Company as of December 31, 1997.

                                      # OF    OWNED OR
                    LOCATION          DOORS     LEASED   LEASE EXPIRATION
                    --------          -----   --------   ----------------
                Pico Rivera, CA         102     Leased    December 1998
                Rialto, CA               78     Owned
                North Salt Lake, UT      77     Owned
                Denver, CO
                  Building 1             43     Leased    November 1998
                  Building 2             36     Owned
                Newark, CA               35     Owned
                Portland, OR             34     Owned
                Reno, NV                 32     Leased    December 1999
                Sacramento, CA           30     Owned
                Kent, WA                 30     Owned
                Phoenix, AZ
                  Building 1             24      Owned
                  Building 2             14      Leased   November 1998
                El Paso, TX              20     Owned
                Las Vegas, NV            20     Owned
                San Diego, CA            20     Leased    May 2001
                Fresno, CA               20     Leased    October 1998
                Albuquerque, NM          12     Leased    October 1998
                Oxnard, CA                9     Leased    Month-to-month
                Bakersfield, CA           9     Leased    October 2000
                Tucson, AZ                8     Leased    August 2000
                Medford, OR               8     Leased    July 2001
                Spokane, WA               8     Leased    August 1998
                Colorado Springs, CO      7     Leased    August 1998
                Grand Junction, CO        3     Leased    May 1998

        In October 1997, the Company commenced operations at its BEA expansion facility in Dallas. The Dallas facility is leased by the Company pursuant to a lease which expires in May 1998. Upon expiration of the current lease, the Company intends to move its Dallas operations to a different location. The new location has 23 doors and the Company's lease term is from June 1998 through May 2000.

        In addition to the service center facilities leased by the Company as described above, the Company also leases a sales office in Chicago pursuant to a lease which expires in April 1998. The Company's subsidiary MCDS leases an aggregate of 161,286 square feet of warehouse space in southern California pursuant to two leases which expire in January 2001 and February 2001.

ITEM 3. LEGAL PROCEEDINGS

        The Company is routinely a party to litigation incidental to its business, primarily involving claims for personal injury or property damage incurred in the transportation of freight. The Company maintains insurance to cover liabilities in excess of self-insured amounts. The Company's management is not aware of any claims or threatened claims that it believes are likely to exceed insurance limits or have a materially adverse effect upon the Company's operations or financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

        Effective August 28, 1997, the Company acquired Ute Trucking and Leasing, LLC, a Utah limited liability company ("Ute"). By unanimous written consent of the Company's shareholders effective October 3, 1997, the Company's shareholders approved the Ute acquisition.

        By unanimous written consent of the Company's shareholders effective October 15, 1997, the Company's shareholders resolved to adopt the Motor Cargo Industries, Inc. 1997 Stock Option Plan (the "1997 Stock Option Plan") and to reserve 500,000 shares of the Company's authorized but unissued shares of Common Stock for issuance under the 1997 Stock Option Plan.


ITEM 10.   EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth certain information with respect to the present executive officers and certain key employees of the Company:

NAME                             AGE                        POSITION
----                             ---                        ---------
Marshall L. Tate                 35    President and Chief Executive Officer, Director
Louis V. Holdener                59    Vice President, President of Motor Cargo
Marvin L. Friedland              55    Vice President and General Counsel,  Secretary,
                                         Director
Lynn H. Wheeler                  56    Vice President and Chief Financial Officer
R. Scott Price                   34    Vice President
Steven E. Wynn(1)                48    Vice President of Operations (Motor Cargo)
Kevin L. Avery(1)                40    Vice President of Traffic (Motor Cargo)
Jim D. Matt(1)                   43    Vice President of Sales (Motor Cargo)

(1) Messers Wynn, Avery and Matt are officers of the Company's principal operating subsidiary, Motor Cargo, and are not officers of the Company.

        Marshall L. Tate has over 13 years experience in the trucking industry. Mr. Tate has been employed by the Company since 1984, has served as its President and Chief Executive Officer since March 1997, and was appointed to the Board of Directors of the Company in 1996. Prior to becoming the Company's President and Chief Executive Officer, Mr. Tate served in various divisional positions as well as Vice President of Sales and Marketing and Executive Vice President of Corporate Development for Motor Cargo. In 1995, Mr. Tate directed the start-up of the Company's logistics warehousing and distribution management services subsidiary, MC Distribution Services. Marshall L. Tate is the son of Harold R. Tate, the majority shareholder and Chairman of the Board of Directors of the Company.

        Louis V. Holdener has over 32 years experience in the trucking industry. Mr. Holdener has been employed by the Company since 1965, has served as President of Motor Cargo, the Company's primary operating subsidiary, since 1991, and was named Vice President of the Company in 1997. Prior to 1991, Mr. Holdener served in various positions with the Company, including Vice President of Operations of Motor Cargo.

        Marvin L. Friedland has served as Vice President and General Counsel of the Company and its predecessors since 1982. Prior to joining the Company, Mr. Friedland was an attorney in private practice. Mr. Friedland was appointed to the Board of Directors in 1996. Mr. Friedland is a Certified Public Accountant and a member of the California Bar and the Utah Bar.

        Lynn H. Wheeler has been employed by the Company since 1983 and has served as Vice President of Finance of Motor Cargo since 1988. Mr. Wheeler was appointed Vice President and Chief Financial Officer of the Company in March 1997. Mr. Wheeler is a Certified Public Accountant, a Certified Internal Auditor and a member of the American Institute of Certified Public Accountants.

        R. Scott Price joined the Company in 1986 and has served as a Vice President of the Company since October 1997. From 1995 to 1997, Mr. Price served as Vice President of Sales of Motor Cargo. From 1986 to 1995, Mr. Price held various positions with Motor Cargo, including Service Center Manager and Director of Corporate Accounts.

        Steven E. Wynn has been employed by Motor Cargo since 1973 and has served as Vice President of Operations of Motor Cargo since 1991. From 1973 to 1991, Mr. Wynn served in various positions, including Director of Linehaul Operations and Director of Operations for Motor Cargo.

        Kevin L. Avery joined the Company in 1985 and has served as Vice President of Traffic of Motor Cargo since 1992. From 1985 to 1992, Mr. Avery served in various positions, including Director of Pricing, Rate Department Manager and Director of Quality Assurance for Motor Cargo.

        Jim D. Matt joined the Company in October 1997 as Vice President of Sales for Motor Cargo. Prior to joining the Company, Mr. Matt was Vice President of Sales for the Midwestern and Eastern divisions of Viking Freight Incorporated from 1996 to 1997, Vice President of Sales and Marketing for Spartan Express from 1995 to 1996 and Vice President of Sales and Marketing for Spartan Central from 1992 to 1995.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
        STOCKHOLDER MATTERS

        The Company's Common Stock is traded on the Nasdaq Stock Market (National Market) under the symbol "CRGO". At March 17, 1998, there were approximately 600 holders of the common stock, including 24 shareholders of record.

        Prior to the Company's initial public offering there was no established trading market for the Company's Common Stock. The Company's Common Stock began trading on the Nasdaq Stock Market on November 25, 1997. During the period from November 25, 1997 through December 31, 1997 the high bid price was $12.125 and the low bid price was $11.50.

        The Company has never declared or paid any cash dividends on its capital stock and does not anticipate paying any cash dividends in the foreseeable future. The Company's operating subsidiary, Motor Cargo, is a party to a credit agreement which restricts the payment of cash dividends by Motor Cargo during the term of the credit agreement. Under the terms of the credit agreement, Motor Cargo may not declare or pay cash dividends following the offering unless, as of the end of the most recent fiscal quarter preceding the date of declaration or payment of any dividend, (i) the ratio of Motor Cargo's current assets (less the amount of the cash dividend) to current liabilities would be at least 1.10 to 1.0, (ii) the ratio of Motor Cargo's net, after tax income (plus non-cash expenditures) for the twelve month period then ended (less the amount of the cash dividend) to the current portion of long-term debt would not be less than
1.50 to 1 and (iii) after giving effect to the payment of such dividend, Motor Cargo would otherwise be in full compliance with the terms of the credit agreement. Accordingly, because the Company would ordinarily be dependent upon cash dividends from Motor Cargo in order to pay a cash dividend on its Common Stock, the provisions of the credit agreement limit the ability of the Company to pay cash dividends.

        The Company filed a Registration Statement on Form S-1 (file no. 333-37211) (the "Registration Statement") with respect to 2,230,000 shares (the "Firm Shares") of its Common Stock, no par value, and an additional 334,500 shares (the "Option Shares") of Common Stock to be sold solely to cover over-allotments, if any. Of the 2,230,000 Firm Shares offered pursuant to the Registration Statement, 1,150,000 shares were offered by the Company and 1,080,000 shares were offered by certain selling shareholders (the "Selling Shareholders"). The Registration Statement was declared effective by the Commission on November 24, 1997. The managing underwriters for the offering were Morgan Keegan & Company, Inc. and Furman Selz LLC. The offering of the Firm Shares commenced and was completed, with all of the Firm Shares having been sold, on November 25, 1997. The offering of the Option Shares commenced and was completed, with 81,870 of the Option Shares having been sold, on December 3, 1997. All of the Option Shares sold were sold by shareholders of the Company and no Option Shares were sold by the Company.

        The following table illustrates the number of shares registered and the aggregate price of the shares registered for the account of the Company and for the Selling Shareholders. None of the proceeds of the sales made by the Selling Shareholders were received by the Company.

                                               AGGREGATE PRICE
                                    SHARES        OF SHARES                        AGGREGATE PRICE
                                   REGISTERED     REGISTERED      SHARES SOLD      OF SHARES SOLD
                                   ----------    -----------      -----------      --------------
Motor Cargo  Industries, Inc.      1,167,250     $14,007,000      1,150,000          $13,800,000
Selling Shareholders:
   Harold R. Tate                  1,037,250     $12,447,000      1,000,000          $12,000,000
   Marshall L. Tate                   20,000     $   240,000          5,847          $    70,164
   Marvin L. Friedland                20,000     $   240,000          5,847          $    70,164
   Lauri Tate Franks                  80,000     $   960,000         37,546          $   450,552
   Darrell Tate                       40,000     $   480,000         25,847          $   310,164
   Troy Tate                         120,000     $ 1,440,000         49,237          $   590,844
   Mia Tate                           80,000     $   960,000         37,546          $   450,552

        Underwriting discounts and commissions amounted to $0.84 per share offered. The Company incurred an aggregate of $966,000 in underwriting discount and commissions and approximately $733,700 in other expenses in connection with the offering. None of such expenses were direct or indirect payments to directors or officers of the Company, to persons owning 10 percent or more of any class of equity securities of the Company or to any affiliate of the Company. The net offering proceeds to the Company after deducting the total expenses were approximately $12.1 million.

        The Company has used approximately $7.3 million of the net offering proceeds to repay certain borrowings incurred to purchase revenue equipment. The Company has used an additional $3.7 million of the net offering proceeds to purchase revenue equipment. The remaining $1.1 million of net offering proceeds are being used by the Company for working capital. None of the foregoing uses of proceeds resulted in direct or indirect payments to directors of officers of the Company, persons owning 10 percent or more of any class of equity securities of the Company or to affiliates of the Company.

ITEM 6.    SELECTED FINANCIAL DATA

        The following selected financial data have been summarized from the Company's consolidated financial statements and are qualified in their entirety by reference to, and should be read in conjunction with, such consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," under Item 7 below.

                      SELECTED CONSOLIDATED FINANCIAL DATA
                    (in thousands, except per share amounts)

                                                        Year ended December 31,
                                         ------------------------------------------------------
                                           1993       1994       1995       1996         1997
                                         -------    -------    -------     -------      -------
STATEMENT OF EARNINGS DATA:
    Operating revenues                   $68,726    $82,984     $80,808    $92,310     $105,381
    Operating expenses
       Salaries, wages and benefits       31,432     36,055     35,495      39,666       45,247
       Operating supplies and expenses     9,899     12,145     12,669      14,947       15,706
       Purchased transportation           11,021     12,238     11,532      14,164       15,389
       Operating taxes and licenses        1,969      3,068      3,178       3,531        3,519
       Insurance and claims                1,963      2,685      1,842       2,785        4,478
       Depreciation and amortization       4,524      4,974      5,930       6,578        6,998
       Communications and utilities        1,277      1,314      1,521       1,784        1,896
       Building rents                        758      1,093      1,274       1,540        1,745
                                         -------    -------    -------     -------      -------
          Total operating expenses        62,843     73,572     73,441      84,995       94,978
                                         -------    -------    -------     -------      -------
          Operating income                 5,883      9,412      7,367       7,315       10,403
    Other income (expense)
          Interest expense                (1,408)    (1,392)    (1,500)     (1,430)      (1,051)
          Other, net                         (31)       104        107         (32)         221
                                         -------    -------    -------     -------      -------
    Earnings before income taxes           4,444      8,124      5,974       5,853        9,573
    Income taxes                           1,475      2,943      2,094       2,118        3,805
                                         -------    -------    -------     -------      -------
    Net earnings                         $ 2,969    $ 5,181    $ 3,880     $ 3,735      $ 5,768
                                         =======    =======    =======     =======      ========
    Pro forma (1)
       Earnings before income taxes      $ 4,444    $ 8,124    $ 5,974     $ 5,853      $ 9,573
       Income taxes                        1,569      3,125      2,303       2,256        3,952
                                         -------    -------    -------     -------      -------
       Net earnings                      $ 2,875    $ 4,999    $ 3,671     $ 3,597      $ 5,621
                                         =======    =======    =======     =======      ========
       Earnings per common share
          - basic                        $  0.49    $  0.86    $  0.63     $  0.62      $  0.95
                                         =======    =======    =======     =======      ========
       Weighted-average shares
          outstanding - basic              5,820      5,820      5,820       5,820        5,939
                                         =======    =======    =======     =======      ========
      Earnings per common share
          - diluted                      $  0.49    $  0.86    $  0.63     $  0.62      $  0.95
                                         =======    =======    =======     =======      ========
       Weighted-average shares
          outstanding - diluted            5,820      5,820      5,820       5,820        5,939
                                         =======    =======    =======     =======      ========

                                                              December 31,
                                        --------------------------------------------------------
                                          1993       1994        1995        1996         1997
                                        -------     -------     -------     -------      -------
BALANCE SHEET DATA:
    Current assets                      $13,481     $18,741     $20,233     $23,197      $26,965
    Current liabilities                  10,741      13,414      14,752      15,752       11,597
    Total assets                         42,016      49,391      59,507      63,834       68,069
    Long-term obligations, less
      current maturities                 13,745      14,044      17,724      16,820        6,492
       Total liabilities                 27,081      30,631      36,784      37,794       24,618
    Stockholders' equity                 14,935      18,760      22,723      26,040       43,451

(1)Effective August 28, 1997, the Company acquired the membership interests of Ute, a Utah limited liability company. A limited liability company passes through to its members essentially all taxable earnings and losses and pays no tax at the company level. Accordingly, for comparative purposes, a pro forma provision for income taxes using an effective income tax rate of 38% has been determined assuming Ute had been taxed as a C corporation for all periods presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The purpose of this section is to discuss and analyze the Company's consolidated financial condition, liquidity and capital resources and results of operations. This analysis should be read in conjunction with the consolidated financial statements and related notes which appear elsewhere in this report.

OVERVIEW

        The Company's results of operations for 1995, 1996 and 1997 reflect fluctuations within the motor carrier industry and significant changes within the Company's operations. Freight volumes and operating margins returned to more normal levels in 1995 and 1996, following unusually high freight volumes in 1994 resulting from a Teamster strike which adversely affected certain unionized carriers. In the second half of 1995 the Company initiated a significant expansion of its terminal network in order to increase coverage within its core service region. As part of this expansion, the Company opened new service centers in Rialto, California; Oxnard, California; Bakersfield, California; Fresno, California; and Grand Junction, Colorado. Accordingly, 1995 earnings were significantly impacted by start-up costs and expenses associated with the Company's terminal network expansion.

        Costs associated with the Company's new service centers continued to affect earnings in 1996 as several of these service centers were in the early stages of operation. Earnings in 1996 were also adversely affected by sluggish demand for LTL carrier services throughout the year, which resulted in severe pricing pressures, and by escalating fuel prices in the latter half of 1996.

        In 1997 the Company began to experience favorable results associated with its terminal network expansion. Revenues produced by the Company's new service centers during the year ended December 31, 1997 were more consistent with the revenues of the Company's other service centers than in prior periods. Higher demand for carrier services also contributed to a more stable pricing environment during 1997. The Company's results of operations for the year ended December 31, 1997 were also significantly affected by an aggressive account rationalization program initiated by the Company in late 1996 to improve revenue quality. By analyzing each account based upon revenue quality characteristics such as revenue per bill and revenue per hundredweight, the Company was able to identify accounts providing inadequate profit margins. While revenue growth was negatively affected by this account rationalization, the Company's earnings for the year ended December 31, 1997 were positively affected by the elimination of certain business and tonnage which did not meet the Company's margin requirements.

        The Company's management believes that its expanded terminal network provides the Company with the necessary infrastructure for continued growth within its core service region. With an established terminal network in place to provide high quality service throughout its core service region, the Company intends to focus on improving route, lane and service center densities by increasing the amount of business handled by the Company within its core service region. The Company intends to achieve this growth by increasing the amount of business generated by existing customers within its core service region and acquiring new customers outside its core service region for the purpose of soliciting new business into its core service region. The Company intends to continue its rigorous analysis of costs and profitability associated with each customer, lane and shipment.

RESULTS OF OPERATIONS

        The following table sets forth the percentage relationship of certain items to revenues for the periods indicated:

                                               YEAR ENDED DECEMBER 31,
                                              -------------------------
                                               1995      1996     1997
                                              -----     -----    -----
          Operating revenues                  100.0%    100.0%   100.0%
          Operating expenses
              Salaries, wages and benefits     43.9      43.0     42.9
              Operating supplies and expenses  15.7      16.2     14.9
              Purchased transportation         14.3      15.3     14.6
              Depreciation and amortization     7.3       7.1      6.6
              Insurance and claims              2.3       3.0      4.2
              Operating taxes and licenses      3.9       3.9      3.3
              Communications and utilities      1.9       1.9      1.9
              Building rents                    1.6       1.7      1.7
                                               -----     ----     ----
                Total operating expenses       90.9      92.1     90.1
                                               -----     ----     ----
          Operating income                      9.1       7.9      9.9
          Other income (expense)
              Interest expense                 (1.8)     (1.6)    (1.0)
              Other, net                        0.1       0.0      0.2
                                               -----     ----     ----
          Earnings before income taxes          7.4       6.3      9.1
          Income taxes                          2.6       2.3      3.6
                                               -----     ----     ----
          Net earnings                          4.8%      4.0%     5.5%
                                               ====      ====     ====

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

        Operating revenues increased 14.2% in 1997 to $105.4 million from $92.3 million for 1996. The increase was attributable to the Company's efforts beginning in the third quarter of 1996 to improve significantly the yield of its revenue base, the addition of new customers and, to a lesser extent, expansions within the Company's operating region. The number of shipments during 1997 increased by 9.3% to 816,567 compared to 747,024 for 1996. Revenue per hundred weight increased to $10.96 in 1997 from $10.74 for 1996.

        Of the $13.1 million increase in operating revenues for the year ended December 31, 1997, $1.7 million was attributable to the Company's warehousing and distribution management company, MCDS. The increase in revenues for MCDS resulted primarily from the addition of a single large distribution management project for a large retail company.

        As a result of the Company's focus on revenue quality, tonnage grew by 9.4% to 466,131 in 1997, compared to 426,109 tons for 1996, while total shipments increased 9.3% to 816,567 for 1997 compared to 747,024 for 1996. Average revenue per bill increased 2.1% to $125.15 in 1997 compared to $122.54 for 1996. Lower margin yields resulting from a difficult freight market in early 1996 and sluggish demand throughout the year contributed to lower revenues in 1996. Revenues for the year ended December 31, 1997 were adversely affected by the Company's decision to discontinue service to certain customers whose business volumes did not meet minimum margin yield requirements.

        As a percentage of operating revenues, salaries, wages and benefits decreased to 42.9% for the year ended December 31, 1997 from 43.0% for 1996. While salary and wage rates increased approximately 4.0% in 1997, salaries and wages decreased as a percentage of revenues due to improved quality of revenue as well as improved utilization of labor. Workers compensation costs increased 1.1% in 1997 due to a workers compensation credit which eliminated workers compensation expense for the same period in 1996. Pension costs decreased 0.2% in 1997 compared to 1996 due to a better rate of return on invested pension assets.

        Operating supplies and expenses, which includes agent commissions, tires, parts, repairs and fuel and other general operating expenses, decreased in 1997 to 14.9% of operating revenues compared to 16.2% for 1996. This decrease was due to lower fuel prices and agent commissions, partially offset by increased general, marketing and employee related expense.

        Purchased transportation decreased to 14.6% of operating revenues for 1997 from 15.3% for 1996. This decrease was primarily due to improved linehaul load factors and higher revenue per operating mile.

        Insurance and claims increased to 4.2% of operating revenues for the year ended December 31, 1997, from 3.0% in 1996. This increase was a result of the Company and its insurance carrier increasing the insurance reserves in 1997 for two accidents which occurred in prior years.

        As a percentage of operating revenues, depreciation and amortization decreased to 6.6% for the year ended December 31, 1997 compared to 7.1% for 1996. This decrease was due largely to increased revenue levels and continued improvement in asset utilization of equipment acquired in the second half of 1995 to facilitate the Company's terminal network expansion.

        As a percentage of operating revenues, interest expense decreased to 1.0% in 1997, compared to 1.6% for 1996. This decrease was due primarily to lower debt levels resulting from strong operating cash flows and continued improvement in cash management techniques. In addition, approximately $7.3 million of the Company's debt was paid off in December 1997 with proceeds from the Company's initial public offering. At December 31, 1997, total obligations were $6.6 million compared to $23.7 million at December 31, 1996.

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

        Operating revenues increased 14.2% in 1996 to $92.3 million from $80.8 million in 1995 due primarily to a 13% increase in tonnage to 426,109 in 1996 from 377,042 in 1995. This increase in tonnage was primarily attributable to new customers and increased shipments from existing customers within the Company's core operating region. The number of shipments in 1996 increased by 12.6% to 747,024 compared to 663,648 in 1995. During this same period, average revenue per bill remained flat at $122.54 for 1996 compared to $122.51 for the same period in 1995. Revenue per hundredweight decreased slightly to $10.74 in 1996 from $10.78 in 1995. In September 1996, the Company implemented a sliding-scale fuel surcharge which resulted in a fourth quarter revenue increase of approximately 1.5%.

        As a percentage of operating revenues, salaries, wages and benefits decreased to 43.0% in 1996 from 43.9% in 1995. This was largely attributable to a workers compensation credit from a previous period which reduced fringe benefit expense by approximately $800,000 and an increased use of purchased transportation.

        Operating supplies and expenses as a percentage of operating revenues increased to 16.2% in 1996 compared to 15.7% in 1995. This increase was largely attributable to increased fuel expense during the year which was only partially offset by a fuel surcharge.

        Purchased transportation increased to 15.3% of operating revenues in 1996 compared to 14.3% in 1995. This increase was attributable to increased use of purchased transportation combined with reduced revenue per operating mile in 1996 as a result of severe price competition and costs associated with the Company's terminal network expansion initiated during the second half of 1995.

        As a percentage of operating revenues, depreciation and amortization decreased to 7.1% in 1996 compared to 7.3% in 1995. This decrease was largely attributable to increased revenue levels and better asset utilization of equipment acquired in 1995 to facilitate the Company's terminal network expansion.

        Insurance and claims increased to 3.0% of operating revenues in 1996 compared to 2.3% for 1995. This increase was caused primarily by two large liability claims.

        As a percentage of operating revenues, interest expense decreased slightly to 1.6% in 1996 compared to 1.8% in 1995. This decrease resulted from lower debt levels and improved cash management techniques. At December 31, 1996, total obligations were $23.7 million compared to $23.9 million at December 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's primary sources of liquidity have been funds provided by operations and bank borrowings. Net cash provided by operating activities was approximately $10.7 million, $10.2 million and $12.6 million in 1995, 1996 and 1997, respectively. Net cash provided by operating activities is primarily attributable to the Company's earnings before depreciation and amortization expense.

        Capital expenditures totaled approximately $15.0 million, $9.7 million and $7.9 million during 1995, 1996 and 1997, respectively. The majority of the Company's capital expenditures are financed with long-term debt. The Company's budget for total capital expenditures is approximately $10.0 million for 1998. These capital expenditures will consist primarily of the acquisition of new revenue equipment and construction of terminal facilities.

        Net cash provided by financing activities was $4.3 million in 1995 and net cash used in financing activities was $0.6 million and $5.4 million in 1996 and 1997, respectively. At December 31, 1997, total borrowings under long-term obligations totaled $6.6 million.

        The Company is a party to a credit agreement with Sanwa Bank California ("Sanwa Bank"). The credit agreement provides for a $5 million revolving line of credit. Any outstanding amounts under the revolving line of credit accrue interest at a variable rate established from time to time by Sanwa Bank; however, the Company may elect to have an advance accrue interest at a fixed rate quoted by Sanwa Bank subject to certain prepayment restrictions. The credit agreement is collateralized by the Company's cash and cash equivalents, receivables, supplies inventory, and all documents, instruments, and chattel paper now owned or hereafter acquired by the Company. At December 31, 1997 there was no outstanding balance under the revolving loan agreement. The Company has not drawn on the revolving line of credit since 1989.

        The Sanwa Bank credit agreement also provides for term loans collateralized by equipment. As of December 31, 1997, the amount available for term loans under the credit agreement was $11.4 million. This amount is reduced by 1/20th each quarter until the year 2002. As of December 31, 1997 the Company had $5.0 million in term loans outstanding pursuant to the credit agreement.

        In December 1997, the Company paid off approximately $7.3 million of debt with proceeds from its initial public offering. At December 31, 1997, the Company had outstanding long-term obligations (including current maturities) consisting of approximately $6.6 million, most of which comprised obligations for the purchase of revenue equipment. See Note F to the Company's Consolidated Financial Statements.

INFLATION

        Inflation has had a minimal effect upon the Company's profitability in recent years. Most of the Company's operating expenses are inflation-sensitive, with inflation generally producing increased costs of operation. Although the Company historically has been able to pass through most increases in fuel prices and taxes to customers in the form of fuel surcharges or higher rates, the Company generally must wait for larger carriers to implement fuel surcharges before the Company can effectively implement fuel surcharges. See Item 1 "Business-Fuel Availability and Cost." The Company expects that inflation will affect its costs no more than it affects those of other regional LTL carriers.

SEASONALITY

        The Company experiences some seasonal fluctuations in freight volume. Historically, the Company's shipments decrease during the winter months. In addition, the Company's operating expenses historically have been higher in the winter months due to decreased fuel efficiency and increased maintenance costs for revenue equipment in colder weather.

THE YEAR 2000 ISSUE

        The Company utilizes computer hardware and software in its operations. Certain computer applications could fail or create erroneous results due to the upcoming change in the century (the "Year 2000 Issue"). The Company regularly upgrades its computer hardware and believes that it will not incur any additional expenses to modify computer hardware due to the Year 2000 Issue. In addition, the Company has received commitments from software vendors that will allow the Company to upgrade third-party software programs with minimal expense to the Company. The Company anticipates, however, that it will incur expenses of approximately $100,000 over the next two years to upgrade certain proprietary software developed for the Company. The Company does not expect that its expenditures related to the Year 2000 Issue will have a material adverse effect on the results of operations or financial condition of the Company.

CAUTIONARY STATEMENT FOR FORWARD LOOKING INFORMATION

        Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements may relate, but not be limited, to projections of revenues, income or loss, capital expenditures, construction or expansion of regional facilities, acquisitions, plans for growth and future operations, financing needs or plans or intentions relating to acquisitions by the Company, as well as assumptions relating to the foregoing. Further information on these and other factors which could affect the Company's financial results can be found in the Company's Registration Statement on Form S-1 (file no. 333-37211) and Prospectus dated November 24, 1997. Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements.


ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Financial statements and supplementary data required by this Item 8 are set forth at the pages indicated in Item 14(a) below.

                                           PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information to be included under the caption "Election of Directors" in the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A of the Exchange Act in connection with the 1998 annual meeting of shareholders of the Company (the "Proxy Statement") is incorporated herein by reference. In addition, reference is made to Item 10 in
Part I of this Report.

ITEM 11.   EXECUTIVE COMPENSATION

          The information to be included under the caption "Executive Compensation" in the Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

          The information to be included under the caption "Present Beneficial Ownership of Common Stock" in the Proxy Statement is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information to be included under the caption "Executive Compensation--Certain Relationships and Related Transactions" in the Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
           ON FORM 8-K

(a)(1)        Consolidated Financial Statements
              Report of Independent Certified Public                F-1
              Accountants
              Consolidated Balance Sheets at December 31,           F-2
              1996 and 1997
              Consolidated Statements of Earnings for the           F-4
              years ended December 31, 1995, 1996 and 1997
              Consolidated Statement of Stockholders'               F-5
              Equity for the years ended December 31,
              1995, 1996 and 1997
              Consolidated Statements of Cash Flows for             F-6
              the years ended December 31, 1995, 1996 and
              1997
              Notes to Consolidated Financial Statements            F-8
(a)(2)        Financial Statement Schedules
              Schedules are omitted because they are not
              required or are not applicable or the
              required information is shown in the
              financial statements or notes thereto

(a)(3)        The following exhibits are filed herewith or incorporated by reference:


Exhibit
Number                          Exhibit
-------                         -------
3.1             Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No.
                333-37211) and incorporated herein by reference). .

3.2             Bylaws of the Company (filed as Exhibit 3.2 to the Company's
                Registration Statement on Form S-1 (File No. 333-37211) and incorporated herein by reference).

10.1            1997 Credit Agreement, dated September 30, 1997, between Motor
                Cargo and Sanwa Bank California (filed as Exhibit 10.1 to the
                Company's Registration Statement on Form S-1 (File No.
                333-37211) and incorporated herein by reference).

10.2            1997 Stock Option Plan (filed as Exhibit 10.2 to the Company's
                Registration Statement on Form S-1 (File No. 333-37211) and incorporated herein by reference).(1)

10.3            Pension Plan of Employees of Motor Cargo and Trust Agreement
                (filed as Exhibit 10.3 to the Company's Registration Statement on Form S-1 (File No. 333-37211) and incorporated herein by reference).(1)

10.4            Motor Cargo Profit Sharing Plan.(1)

10.5            Restricted Stock Agreement, dated October 2, 1997, between the
                Company and Louis V. Holdener (filed as Exhibit 10.5 to the
                Company's Registration Statement on Form S-1 (File No.
                333-37211) and incorporated herein by reference).(1)

10.6            Agreement to Purchase and Sell Leasehold Interest dated October
                2, 1990 between Leonard L. Gumport and Motor Cargo (filed as
                Exhibit 10.6 to the Company's Registration Statement on Form S-1
                (File No. 333-37211) and incorporated herein by reference).

10.7            Lease Agreement dated December 23, 1996 between Channing, Inc.
                and Motor Cargo (filed as Exhibit 10.7 to the Company's
                Registration Statement on Form S-1 (File No. 333-37211) and incorporated herein by reference).

10.8            Lease Agreement dated as of January 1, 1989 between Andrea
                Tacchino Company and Motor Cargo (filed as Exhibit 10.8 to the
                Company's Registration Statement on Form S-1 (File No. 333-37211) and incorporated herein by reference).

10.9            First Amendment to Lease dated March 1, 1990 between Andrea
                Tacchino Company and Motor Cargo (filed as Exhibit 10.9 to the
                Company's Registration Statement on Form S-1 (File No. 333-37211) and incorporated herein by reference).

10.10           Lease Agreement dated October 31, 1995 between Pete Aardema and
                Motor Cargo (filed as Exhibit 10.10 to the Company's
                Registration Statement on Form S-1 (File No. 333-37211) and incorporated herein by reference).

10.11           Lease Agreement dated September 29, 1995 among Colburn R.
                Thomason, Michael Tolladay, Kevin Tweed and Motor Cargo (filed as
                Exhibit 10.11 to the Company's Registration Statement on Form S-1
                (File No. 333-37211) and incorporated herein by reference).

10.12 Form of Salary Continuation Agreement (filed as Exhibit 10.12 to the Company's Registration Statement on Form S-1 (File No.
                333-37211) and incorporated herein by reference).(1)

10.13           Contribution Agreement, dated August 28, 1997, between the
                Company and the members of Ute Trucking and Leasing, LLC (filed as Exhibit 10.17 to the Company's Registration Statement on Form
                S-1 (File No. 333-37211) and incorporated herein by reference).

10.14           Management Agreement between the Company and FHF Transportation,
                Inc. (filed as Exhibit 10.18 to the Company's Registration
                Statement on Form S-1 (file No. 333-37211 and incorporated herein by reference).

11              Pro Forma Earnings Per Share Calculation*

21              Subsidiaries of the Company (filed as Exhibit 21 to the
                Company's Registration Statement on Form S-1 (file No. 333-37211 and incorporated herein by reference).

27              Financial Data Schedule.*

--------------
(1) Management contracts and compensatory plans and arrangements identified pursuant to Item 14(a)(3) of Form 10-K.

*    Filed with this report.


(b)  Reports on Form 8-K

     Not Applicable.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    MOTOR CARGO INDUSTRIES, INC.



Date: March 25, 1998                By   /s/ Lynn H. Wheeler
                                      ----------------------
                                      Lynn H. Wheeler
                                      Vice President and Chief Financial Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: March 25, 1998                By    /s/ Harold R. Tate
                                       ---------------------
                                       Harold R. Tate, Director and
                                       Chairman of the Board



Date: March 25, 1998                By    /s/ Marshall L. Tate
                                      ------------------------
                                      Marshall L. Tate, Director
                                      (Principal Executive Officer)


Date: March 25, 1998                By    /s/ Lynn H. Wheeler
                                      -----------------------
                                      Lynn H. Wheeler, Chief Financial Officer
                                      (Principal Financial and Accounting
                                      Officer)


Date: March 25, 1998                By    /s/ Marvin L. Friedland
                                      ---------------------------
                                      Marvin L. Friedland, Director


Date: March 25, 1998                By    /s/ Robert Anderson
                                      -----------------------
                                      Robert Anderson, Director


Date: March 25, 1998                By    /s/ James Clayburn La Force, Jr.
                                      ------------------------------------
                                      James Clayburn La Force, Jr., Director

                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
Motor Cargo Industries, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheets of Motor Cargo Industries, Inc. and Subsidiaries (the Company) as of December 31, 1996 and 1997, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Motor Cargo Industries, Inc. and Subsidiaries as of December 31, 1996 and 1997, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.




GRANT THORNTON LLP
Salt Lake City, Utah
February 20, 1998

                  MOTOR CARGO INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                  December 31,



                                     ASSETS

                                                                          1996          1997
                                                                      -----------    -----------
CURRENT ASSETS
   Cash and cash equivalents (Notes E and M)                         $  8,771,887   $  8,616,702
   Receivables (Notes B and E)                                         10,758,456     13,171,720
   Prepaid expenses (Note O)                                            2,086,189      2,409,524
   Supplies inventory (Note E)                                            338,830        503,498
   Deferred income taxes (Note G)                                       1,074,600      1,581,000
   Income taxes receivable                                                166,983        683,033
                                                                      -----------    -----------

         Total current assets                                          23,196,945     26,965,477

PROPERTY AND EQUIPMENT, AT COST
  (Notes C, E, F and O)                                                71,559,377     75,901,875

   Less accumulated depreciation
     and amortization                                                  31,365,464     35,242,661
                                                                      -----------    -----------

                                                                       40,193,913     40,659,214


OTHER ASSETS
   Deferred charges                                                       367,555        378,761
   Unrecognized net pension obligation (Note H)                            75,441         65,307
                                                                      -----------    -----------

                                                                          442,996        444,068
                                                                      -----------    -----------

                                                                     $ 63,833,854   $ 68,068,759
                                                                      ===========    ===========

        The accompanying notes are an integral part of these statements.

                  MOTOR CARGO INDUSTRIES, INC. AND SUBSIDIARIES

                     CONSOLIDATED BALANCE SHEETS - CONTINUED

                                  December 31,



                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                          1996           1997
                                                                       -----------   ------------
CURRENT LIABILITIES
   Current maturities of long-term obligations (Note F)              $  6,844,960  $     89,557
   Accounts payable                                                     2,981,597     4,123,703
   Accrued liabilities (Notes H and P)                                  3,896,876     4,426,519
   Accrued claims (Note Q)                                              2,028,631     2,956,911
                                                                     ------------   -----------
         Total current liabilities                                     15,752,064    11,596,690

LONG-TERM OBLIGATIONS, less current
  maturities (Note F)                                                  16,819,747     6,491,882

DEFERRED INCOME TAXES
  (Note G)                                                              5,221,629     6,529,000

COMMITMENTS AND CONTINGENCIES
  (Notes D, E, H, K, and L)                                                     -             -

STOCKHOLDERS' EQUITY (Notes F, I and N)
   Preferred stock, no par value; Authorized -
     25,000,000 shares - none issued                                            -             -
   Common stock, no par value; Authorized -
     100,000,000 shares - issued 5,820,000 shares in
     1996 and 6,990,000 in 1997                                             1,000    12,101,298
   Retained earnings                                                   26,039,414    31,349,889
                                                                      -----------   ------------
                                                                       26,040,414    43,451,187
                                                                      -----------   ------------
                                                                     $ 63,833,854  $ 68,068,759
                                                                      ===========   ============


        The accompanying notes are an integral part of these statements.

                 MOTOR CARGO INDUSTRIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

                             Year ended December 31,

                                                            1995          1996          1997
                                                       ------------  ------------  -------------
Operating revenues                                     $ 80,807,913  $ 92,310,142  $ 105,381,447
                                                       ------------  ------------  -------------
Operating expenses
   Salaries, wages and benefits                          35,494,479    39,666,468     45,247,186
   Operating supplies and expenses                       12,668,945    14,947,069     15,706,124
   Purchased transportation                              11,531,478    14,164,292     15,388,965
   Operating taxes and licenses                           3,178,345     3,531,244      3,519,313
   Insurance and claims                                   1,842,141     2,784,489      4,477,747
   Depreciation and amortization                          5,930,353     6,577,569      6,997,498
   Communications and utilities                           1,521,389     1,783,797      1,896,379
   Building rents                                         1,274,081     1,540,407      1,744,877
                                                       ------------  ------------  -------------
         Total operating expenses                        73,441,211    84,995,335     94,978,089
                                                       ------------  ------------  -------------
         Operating income                                 7,366,702     7,314,807     10,403,358
Other income (expense)
   Interest expense                                      (1,499,720)   (1,429,843)    (1,050,791)
   Other, net                                               106,577       (32,073)       220,909
                                                       ------------  ------------  -------------
                                                         (1,393,143)   (1,461,916)      (829,882)
                                                       ------------  ------------  -------------
         Earnings before income taxes                     5,973,559     5,852,891      9,573,476
Income taxes (Note G)                                     2,094,000     2,118,000      3,805,000
                                                       ------------  ------------  -------------

         NET EARNINGS                                  $  3,879,559  $  3,734,891  $   5,768,476
                                                       ============  ============  =============
Pro forma (Note A14)

   Earnings before income taxes                        $  5,973,559  $  5,852,891  $   9,573,476

   Income taxes                                           2,303,000     2,256,000      3,952,000
                                                       ------------  ------------  -------------

   Net earnings                                        $  3,670,559  $  3,596,891  $   5,621,476
                                                       ============  ============  =============

   Earnings per common share - basic                   $       0.63  $       0.62  $        0.95
                                                       ============  ============  =============

   Weighted-average shares outstanding - basic            5,820,000     5,820,000      5,938,602
                                                       ============  ============  =============

   Earnings per common share - diluted                 $       0.63  $       0.62  $        0.95
                                                       ============  ============  =============

   Weighted-average shares outstanding - diluted          5,820,000     5,820,000      5,938,602
                                                       ============  ============  =============



        The accompanying notes are an integral part of these statements.

                  MOTOR CARGO INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                  Years ended December 31, 1995, 1996 and 1997



                                                                                          Additional
                                                                                            pension
                           Preferred Stock         Common Stock                              cost
                           ----------------     ------------------                           over
                             Number               Number                                  unrecognized
                               of                   of                     Retained         pension
                             Shares   Amount      Shares       Amount      earnings        liability       Total
                            -------   ------     ---------   -----------   -----------     ----------    -----------
Balance at January 1, 1995      -     $  -       5,820,000   $     1,000   $19,069,781     $ (310,555)   $18,760,226

Pension adjustment              -        -            -              -           -            310,555        310,555

Distributions to LLC members    -        -            -              -        (226,917)        -            (226,917)

Net earnings for the year       -        -            -              -       3,879,559         -           3,879,559
                            -------   ------     ---------   -----------   -----------     ----------    -----------
Balance at December 31, 1995    -        -       5,820,000         1,000    22,722,423         -          22,723,423

Net distributions to LLC
  members                       -        -           -              -         (417,900)        -            (417,900)

Net earnings for the year       -        -           -              -        3,734,891         -           3,734,891
                            -------   ------     ---------   -----------   -----------     ----------    -----------
Balance at December 31, 1996    -        -       5,820,000         1,000    26,039,414         -          26,040,414

Distributions to LLC members    -        -           -              -         (458,001)        -            (458,001)

Public sale of common
  stock (Note N)                -        -       1,150,000    12,100,298           -           -          12,100,298

Issuance of 20,000
  shares pursuant to
  Restricted
  Stock Agreement (Note N)      -        -          20,000          -              -           -                -

Net earnings for the year       -        -           -              -        5,768,476         -           5,768,476
                            -------   ------     ---------   -----------   -----------     ----------    -----------
Balance at December 31, 1997    -     $  -        6,990,00   $12,101,298   $31,349,889     $   -         $43,451,187
                            =======   ======     =========   ===========   ===========     ==========    ===========





         The accompanying notes are an integral part of this statement.

                        MOTOR CARGO INDUSTRIES, INC. AND SUBSIDIARIES

                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   Year ended December 31,



                                                           1995              1996              1997
                                                       ------------      ------------      ------------
Increase (decrease) in cash and cash equivalents
   Cash flows from operating activities
      Net earnings                                     $  3,879,559      $  3,734,891      $  5,768,476
                                                       ------------      ------------      ------------
      Adjustments to reconcile net earnings to net
        cash provided by operating activities
         Depreciation and amortization                    5,930,353         6,577,569         6,997,498
         Provision for losses on receivables                270,000           286,000           220,000
         Loss (gain) on disposition of
           property and equipment                             5,891            72,458          (156,914)
         Amortization of unrecognized
           pension obligation (benefit)                    (782,364)            5,790            10,134
         Deferred income taxes                              785,000           891,000           800,971
         Changes in assets and liabilities
           Receivables                                     (383,072)       (1,448,305)       (2,633,264)
           Prepaid expenses                                 (65,573)          (37,444)         (323,335)
           Supplies inventory                                34,164            28,682          (164,668)
           Income taxes receivable                           26,495          (100,525)         (516,050)
           Other assets                                     144,841          (107,172)          (11,206)
           Accounts payable                                (380,033)          252,404         1,142,106
           Accrued liabilities and claims                 1,267,252            36,446         1,457,923
                                                       ------------      ------------      ------------

               Total adjustments                          6,852,954         6,456,903         6,823,195
                                                       ------------      ------------      ------------

               Net cash provided by operating
                 activities                              10,732,513        10,191,794        12,591,671
                                                       ------------      ------------      ------------

Cash flows from investing activities
   Purchase of property and equipment                   (14,982,131)       (9,712,567)       (7,935,965)
   Proceeds from disposition of property
     and equipment                                          190,280         1,800,989           630,080
                                                       ------------      ------------      ------------

               Net cash used in
                 investing activities                   (14,791,851)       (7,911,578)       (7,305,885)
                                                       ------------      ------------      ------------

                                   (Continued)

                  MOTOR CARGO INDUSTRIES, INC. AND SUBSIDIARIES

                             Year ended December 31,

                                                           1995              1996              1997
                                                       ------------      ------------      ------------
Cash flows from financing activities
   Distributions to LLC members                            (226,917)         (524,000)         (458,001)
   Contributions from LLC members                                 -           106,100                 -
   Proceeds from public sale of common stock                      -                 -        12,100,298
   Proceeds from issuance of long-term
     obligations                                         33,780,585        55,564,002        48,385,000
   Principal payments on long-term
     obligations                                        (29,252,749)      (55,756,549)      (65,468,268)
                                                       ------------      ------------      ------------

               Net cash provided by (used in)
                 financing activities                     4,300,919          (610,447)       (5,440,971)
                                                       ------------      ------------      ------------

               Net increase (decrease) in
                 cash and cash equivalents                  241,581         1,669,769          (155,185)

Cash and cash equivalents at beginning of year            6,860,537         7,102,118         8,771,887
                                                       ------------      ------------      ------------

Cash and cash equivalents at end of year               $  7,102,118      $  8,771,887      $  8,616,702
                                                       ============      ============      ============



Supplemental cash flow information

Cash paid during the year for
   Interest                                            $  1,477,356      $  1,459,189      $  1,102,819
   Income taxes                                           1,882,300         2,077,215         2,811,000



Supplemental schedule of noncash investing and financing activities

Year ended December 31, 1995

The Company decreased accrued pension cost by $397,576 and increased prepaid pension cost by $384,788. Unrecognized net pension obligation decreased by $5,790, and excess of additional pension cost over unrecognized net pension obligation decreased by $310,555.



        The accompanying notes are an integral part of these statements.

                  MOTOR CARGO INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      A summary of significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

      1.  Financial statement presentation

      The accounting and reporting policies of Motor Cargo Industries, Inc. and Subsidiaries (the Company) conform with generally accepted accounting principles and with general practices in the motor carrier industry. In preparing the Company's financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Significant estimates include accrued claims and allowance for doubtful accounts.

      2.  Principles of consolidation

      The consolidated financial statements include the accounts of Motor Cargo Industries, Inc. (MCI) and its wholly-owned subsidiaries, Ute Trucking and Leasing, LLC (Ute) and Motor Cargo and its wholly-owned subsidiaries, MC Leasing, Inc., MC Distribution Services, Inc., and ICC, Inc. All significant intercompany accounts and transactions have been eliminated.

      3.  Business activity

      Motor Cargo is a regulated motor carrier which hauls commercial commodities both intrastate and interstate.

      4.  Cash equivalents

      For the purposes of the financial statements, the Company considers all highly liquid debt instruments with a maturity of three months or less when purchased to be cash equivalents.

      5.  Supplies inventory

      Supplies inventory consists primarily of fuel and equipment parts and is stated at the lower of cost (first-in, first-out method) or market.

                  MOTOR CARGO INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

      6.  Depreciation and amortization

      Depreciation of property and equipment is provided on the straight-line method over the estimated useful lives of the assets.

      Leasehold improvements are amortized over the lesser of the useful life of the asset or term of the lease.

      Maintenance, repairs, and renewals which neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Gains or losses on dispositions of property and equipment are included in earnings.

      7.  Income taxes

      The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred income tax assets and liabilities are provided based on the difference between the financial statement and tax bases of assets and liabilities as measured by the currently enacted tax rates in effect for the years in which these differences are expected to reverse. Deferred tax expense or benefit is the result of changes in deferred tax assets and liabilities.

      8.  Insurance coverage and accrued claims

      The Company is self-insured for health costs, cargo damage claims, and automobile and general liability claims up to $70,000, $100,000, and $500,000 respectively, per single occurrence. The Company also maintains workers' compensation insurance, with a deductible of $250,000 in Nevada, and without a deductible in Washington. The Company is responsible for workers' compensation claims in other states in which the Company operates up to an aggregate of approximately $1.9 million per year. Liabilities in excess of these amounts are assumed by insurance companies up to applicable policy limits.

      The Company estimates and accrues a liability for its share of final settlements using all available information including the services of a third-party insurance risk claims administrator to assist in establishing reserve levels for each occurrence based on the facts and circumstances of the incident coupled with the Company's past history of such claims. The Company accrues for workers' compensation and automobile liabilities when reported, usually the same day as the occurrence. Additionally, the Company accrues an estimated liability for incurred but not reported claims. Expense depends upon actual loss experience and changes in estimates of settlement amounts for open claims which have not been fully resolved. The Company provides for adverse loss developments in the period when new information becomes available.

                  MOTOR CARGO INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

      9.  Revenue recognition

      Freight charges and related expenses are generally recognized as revenue and operating expense when freight is picked up. The application of this method did not result in a material difference in reported net earnings in any of the periods presented when compared to other preferred industry methods.

      10. Prepaid tires

      The Company capitalizes tires purchased with new equipment and depreciates them over the estimated useful life of the equipment (5 - 10 years). Replacement tires are expensed upon placement into service (Note O).

      11. Pro forma earnings per share

      Pro forma basic earnings per common share are based upon the weighted average number of common shares outstanding during each period presented. Pro forma diluted earnings per common share are based on shares outstanding (computed as under basic EPS) and dilutive potential common shares. Potential common shares include the options to acquire 249,500 shares of common stock. However, these options were not included in the computation of diluted EPS because the options' exercise price of $12 was greater than the average market price of the common shares for the period the shares were traded.

      12. Fair value of financial instruments

      The fair value of the Company's cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate carrying value due to the short-term maturity of the instruments. The fair value of long-term obligations approximate carrying value based on their effective interest rates compared to current market prices.

      13. Certain reclassifications

      Certain nonmaterial reclassifications have been made to the 1995 and 1996 financial statements to conform to the 1997 presentation.

                  MOTOR CARGO INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

      14. Pro forma financial information (unaudited)

      Effective August 28, 1997, MCI acquired the membership interests of Ute (Note N). A limited liability company passes through to its members essentially all taxable earnings and losses and pays no tax at the company level. Accordingly, for comparative purposes, a pro forma provision for income taxes using an effective income tax rate of 38% has been determined assuming Ute had been taxed as a C Corporation for all periods presented.

      15. Recently issued accounting pronouncements not yet adopted

      Comprehensive income

      In September 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income." SFAS 130 requires entities presenting a complete set of financial statements to include details of comprehensive income that arise in the reporting period. Comprehensive income consists of net earnings or loss for the current period and other comprehensive income, which consists of revenue, expenses, gains, and losses that bypass the statement of earnings and are reported directly in a separate component of equity. Other comprehensive income includes, for example, foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investment securities. SFAS 130 requires that components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement is effective for fiscal years beginning after December 15, 1997 and requires restatement of prior period financial statements presented for comparative purposes.

      Disclosure of segments

      Also in September 1997, the FASB issued Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information." This statement requires an entity to report financial and descriptive information about their reportable operating segments. An operating segment is a component of an entity for which financial information is developed and evaluated by the entity's chief operating decision maker to assess performance and to make decisions about resource allocation. Entities are required to report segment profit or loss, certain specific revenue and expense items and segment assets based on financial information used internally for evaluating performance and allocating resources. This statement is effective for fiscal years beginning after December 15, 1997 and requires restatement of prior period financial statements presented for comparative purposes.

      Management does not believe that the adoption of SFAS 130 and SFAS 131 will have a material effect on the Company's consolidated financial statements.

                  MOTOR CARGO INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - RECEIVABLES

      Receivables consist of the following:

                                                                       December 31,
                                                                --------------------------
                                                                    1996          1997
                                                                ------------  ------------
         Trade receivables                                      $10,829,234   $13,540,800
         Other receivables                                          435,016       203,721
                                                                ------------  ------------

                                                                 11,264,250    13,744,521

         Less allowance for doubtful accounts                      (505,794)     (572,801)
                                                                ------------  ------------

                                                                $10,758,456   $13,171,720
                                                                ============  ============

      The history of the allowance for doubtful accounts is as follows:

                                            1995          1996          1997
                                         ---------     ---------     ---------
         Balance at beginning of year    $ 950,478     $ 855,000     $ 505,794
         Provisions                        270,000       286,000       220,000
         Write-offs                       (365,478)     (635,206)     (152,993)
                                         ---------     ---------     ---------

         Balance at end of year          $ 855,000     $ 505,794     $ 572,801
                                         =========     =========     =========


NOTE C - PROPERTY AND EQUIPMENT

      Cost of property and equipment and estimated useful lives are as follows:

                                                         December 31,
                                                  -------------------------
                                                      1996          1997       Years
                                                  ------------  -----------    -----
        Land                                      $  4,984,268  $ 4,984,268      -
        Buildings                                    9,696,481    9,838,846    20-45
        Revenue equipment                           46,678,422   49,286,334     5-10
        Service cars and equipment                     356,722      562,108     3-10
        Shop and garage equipment                      128,765      140,355     3-10
        Office furniture and fixtures                2,004,227    2,125,858     3-10
        Other property and equipment                 5,731,077    6,414,403     3-10
        Leasehold improvements                       1,952,308    2,149,953     4-5
        Construction in progress                        27,107      399,750      -
                                                  ------------  -----------
                                                  $ 71,559,377  $75,901,875
                                                  ============  ===========

                  MOTOR CARGO INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE D - LEASES

      The Company leases buildings and revenue equipment under operating lease agreements. The following is a schedule of future minimum lease payments under operating leases:

                                                                   Equip-      Total
                                                      Buildings     ment      leases
                                                    -----------  -------   -----------
        Year ending December 31,
           1998                                     $ 1,200,830  $67,071   $ 1,267,901
           1999                                         414,658        -       414,658
           2000                                         266,458        -       266,458
           2001                                          92,895        -        92,895
           Thereafter                                         -        -             -
                                                    -----------  -------   -----------
                 Total minimum lease payments       $ 1,974,841  $67,071   $ 2,041,912
                                                    ===========  =======   ===========

      The leases generally provide that property taxes, insurance, and maintenance expenses are obligations of the Company. It is expected that in the normal course of business, operating leases that expire will be renewed or replaced by leases on other properties. The total rent expense for the years ended December 31, 1995, 1996, and 1997, was approximately $1,274,081, $1,540,407 and $1,714,223, respectively.


NOTE E - REVOLVING BANK LOAN

      The Company has a revolving bank loan. Under the loan agreement, borrowings are limited to the lesser of 70% of allowable trade receivables, or $5,000,000. Any outstanding amounts accrue interest at the lending institution's prime rate, which is payable monthly. No principal payments are required until maturity (May 1998) as long as the loan does not exceed the required limits. The agreement is collateralized by cash and cash equivalents, receivables, supplies inventory, and all documents, instruments, and chattel paper now owned or hereafter acquired by the Company. At December 31, 1996 and 1997, there were no draws against the loan.

      The Company also has a line of credit with a limit of $11,430,795 as of December 31, 1997. This line is collateralized by revenue equipment. The upper limit of this line reduces by 1/20th each quarter until reaching $0 in the year 2002. As of December 31, 1997, there was $5,000,000 drawn against the line (Note F).

                  MOTOR CARGO INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE F - LONG-TERM OBLIGATIONS

      Long-term obligations consist of the following:

                                                                                             December 31,
                                                                                     ---------------------------
                                                                                        1996            1997
                                                                                     -----------     -----------
         Prime (8.5% at December 31, 1997) note payable on a line of credit (up to $11,430,795) to a bank, due in 2002, interest payments due monthly with quarterly principal payments due beginning in 2000,
           collateralized by revenue equipment (Note E)                              $10,975,714     $ 5,000,000

         8.75 - 10.53% notes payable to a corporation, due through 2003, payable in monthly installments of $18,964, including interest,
           collateralized by real property                                             1,927,386       1,581,439

         Prime plus 1% (9.25% at December  31, 1996) note payable
           to a bank, payable in quarterly installments of
           $6,562 plus interest, collateralized by real
           property; paid in full during 1997                                            190,314               -

         6.75 - 10% notes payable to corporations, payable in monthly installments totaling $163,087 plus interest, collateralized by
           revenue equipment; paid in full during 1997                                 4,529,960               -

         6.5 - 10.45% notes payable to banks, payable in monthly installments totaling $205,063 plus interest, collateralized by revenue equipment;
           paid in full during 1997                                                    4,218,358               -

         8.4 - 9.25% notes payable to banks, payable in monthly installments totaling $28,864 plus interest, collateralized by real property; paid
           in full during 1997                                                         1,822,975               -
                                                                                     -----------     -----------

                                                                                      23,664,707       6,581,439

         Less current maturities                                                       6,844,960          89,557
                                                                                     -----------     -----------

                                                                                     $16,819,747     $ 6,491,882
                                                                                     ===========     ===========

                  MOTOR CARGO INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE F - LONG-TERM OBLIGATIONS - CONTINUED

      Maturities of long-term obligations are as follows:

                   Year ending December 31,
                   ------------------------
                      1998                                          $    89,557
                      1999                                               99,990
                      2000                                            3,113,115
                      2001                                            1,515,188
                      2002                                              730,089
                      Thereafter                                      1,033,500
                                                                    -----------
                                                                    $ 6,581,439
                                                                    ===========



      The line of credit agreements contain various restrictive covenants including provisions relating to the maintenance of net worth, debt-to-equity ratio, and cash-flow coverage. As of December 31, 1997, the Company was in compliance with all covenants under the line of credit agreements.


NOTE G - INCOME TAXES

      Income tax expense consists of the following:

                                                               December 31,
                                                  ---------------------------------------
                                                      1995           1996          1997
                                                  ----------     ----------    ----------
                   Current
                      Federal                     $1,081,000     $1,009,000    $2,507,112
                      State                          228,000        218,000       496,917
                                                  ----------     ----------    ----------
                                                   1,309,000      1,227,000     3,004,029
                                                  ----------     ----------    ----------
                   Deferred
                      Federal                        655,475        743,985       664,806
                      State                          129,525        147,015       136,165
                                                  ----------     ----------    ----------
                                                     785,000        891,000       800,971
                                                  ----------     ----------    ----------
                                                  $2,094,000     $2,118,000    $3,805,000
                                                  ==========     ==========    ==========

                  MOTOR CARGO INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE G - INCOME TAXES - CONTINUED

      The income tax provision reconciled to the tax computed at the federal statutory rate of 34% is as follows:

                                                            December 31,
                                            ---------------------------------------------
                                                1995             1996             1997
                                            -----------      -----------      -----------
         Federal income taxes at
           statutory rate                   $ 2,031,000      $ 1,990,000      $ 3,255,000
         State income taxes, net of
           federal tax benefit                  252,100          248,800          402,000
         One time charge attributed
           to Ute (1)                                 -                -          238,000
         Income taxes attributed to Ute        (209,000)        (138,000)        (147,000)
         All other                               19,900           17,200           57,000
                                            -----------      -----------      -----------
                                            $ 2,094,000      $ 2,118,000      $ 3,805,000
                                            ===========      ===========      ===========

      Deferred tax assets and liabilities consist of the following:

                                                        December 31,
                                                ----------------------------
                                                    1996             1997
                                                -----------      -----------
         Deferred tax assets (liabilities)
            Allowance for doubtful accounts     $   193,200      $   219,000
            Vacation accrual                        353,500          407,000
            Reserve for claims                      575,300          955,000
            Unfunded pension                        (58,800)        (197,000)
            Accrued compensation                     58,400           68,000
            Equipment temporary differences      (5,221,229)      (6,400,000)
            Prepaid tires                           (47,400)               -
                                                -----------      -----------
         Net deferred tax liability             $(4,147,029)     $(4,948,000)
                                                ===========      ===========

(1) Effective August 28, 1997, Ute was acquired by MCI and became a taxable entity (Note N). Previously, its earnings and losses were included in the personal tax returns of the members, and Ute did not record an income tax provision. Effective with the change in ownership, in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," income taxes will be provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the basis of property and equipment for financial and income tax reporting. The deferred tax liability represents the future tax return consequences of these differences, which will be taxable when the liabilities are settled. Accordingly, a deferred tax liability at the date of the change of approximately $238,000 was recorded through a one time non-cash charge to the deferred tax provision.

                  MOTOR CARGO INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE H - PENSION AND PROFIT-SHARING PLANS

      1.  Pension plan

      The Company participates in a defined benefit pension plan covering substantially all of its employees. The benefits are based on years of service and hours of service in the current year. A participant is fully vested after five years. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected benefits to be earned in the future.

      The following table sets forth the plan's funded status as of the periods presented, in accordance with FASB Statement 87: "Employers' Accounting for Pensions":

                                                                     December 31,
                                                             -------------------------
                                                                 1996             1997
                                                             -----------      -----------
         Actuarial present value of benefit obligations
         Accumulated benefit obligations, including
           vested benefits of $3,808,232 and $4,231,411,
           for the years ended December 31, 1996 and
           1997, respectively                                $ 3,972,111      $ 4,413,501
                                                             ===========      ===========
         Projected benefit obligation for service
           rendered to date                                  $(4,111,673)     $(4,413,501)
         Plan assets at fair value, primarily U.S.
           government securities and common stock funds        4,125,240        4,929,225
                                                             -----------      -----------
         Projected benefit obligation less than
           plan assets                                            13,567          515,724
         Unrecognized net obligation at January 1, 1987,
           being recognized over 16 years                         75,441           65,307
         Unrecognized net gain from past experience
           different from that assumed and effects of
           changes in assumptions                               (379,979)        (790,462)
                                                             -----------      -----------
         Accrued pension costs included in
           accrued liabilities                               $  (290,971)     $  (209,431)
                                                             ===========      ===========

                  MOTOR CARGO INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE H - PENSION AND PROFIT-SHARING PLANS - CONTINUED

      1.  Pension plan - continued

      Net pension cost included the following components:

                                                                 December 31,
                                                     ----------------------------------
                                                        1995         1996        1997
                                                     ----------  ----------  ----------
        Service cost - benefits earned
          during the period                          $  247,891  $  238,559  $  248,967
        Interest cost on projected
          benefit obligation                            268,620     288,520     318,316
        Actual return on plan assets                    768,665    (497,698)   (769,440)
        Net (deferral) amortization                    (944,968)    199,300     420,617
                                                     ----------  ----------  ----------
        Net pension cost                             $  340,208  $  228,681  $  218,460
                                                     ==========  ==========  ==========

      The weighted-average discount rate used in determining the actuarial present value of the projected benefit obligation was 8% for the years ended December 31, 1995, 1996 and 1997. The expected long-term rate of return was 8% for the years ended December 31, 1995, 1996 and 1997.

      2.  401(k) profit-sharing plan

      The Company has a qualified 401(k) profit-sharing plan (the Plan) in which substantially all of its employees participate. All employees who have completed one year of service with the Company are eligible to participate in the Plan. Under the Plan, employees are allowed to make contributions of between 1% and 15% of their annual compensation. The Company matches certain percentages of employee contributions up to 6%, depending on the Company's operating ratio. All amounts contributed by a participant are fully vested at all times. A participant becomes vested over time and is fully vested in any Company matching contributions after 7 years of service. Expenses for Company contributions approximated $345,000, $310,000, and $525,000 for the years ended December 31, 1995, 1996 and 1997, respectively.


NOTE I - STOCK OPTIONS

      In October 1997, the Company's Board of Directors and stockholders adopted the Motor Cargo Industries, Inc. 1997 Stock Option Plan (the Option Plan). The Company reserved 500,000 shares of common stock under the Option Plan. Accordingly, the Board of Directors has approved the granting of options under the Option Plan as follows:

                  MOTOR CARGO INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE I - STOCK OPTIONS - CONTINUED

      1997 Stock Option Plan

      Directors, officers and key employees have been granted options to acquire 249,500 shares of common stock. The options were granted at $12.00 per share, which was the market price of the Company's shares on the date granted. The options vest periodically through October of 2001. The options expire upon the earlier of an expiration date fixed by the committee responsible for the administering of the Plan or 10 years from the date of the grant.

      The Company has adopted only the disclosure provisions of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (FAS 123). Therefore, the Company continues to account for stock based compensation under Accounting Principles Board Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for the stock based compensation been determined consistent with FAS 123, the Company's net earnings and earnings per share would have been reduced to the following pro forma amounts:

                                                                       1997
                                                                    ----------
      Net earnings                    Pro forma as reported         $5,621,476
                                                                    ==========
                                      Pro forma                      $5,580,655
                                                                    ==========

      Earnings per share - basic      Pro forma as reported         $     0.95
                                                                    ==========
                                      Pro forma                     $     0.94
                                                                    ==========

      Earnings per share - diluted    Pro forma as reported         $     0.95
                                                                    ==========
                                      Pro forma                     $     0.94
                                                                    ==========

      The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions; expected volatility of 36.3 percent; risk-free interest rate of 6.66 percent; and expected life of 7.5 years. Dividends were assumed not to be paid during the period of calculation. The weighted average fair value of options granted was $6.44.

      Option pricing models require the input of highly subjective assumptions including the expected stock price volatility. Also, the Company's employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. Management believes the best input assumptions available were used to value the options and that the resulting option values are reasonable.

                  MOTOR CARGO INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE I - STOCK OPTIONS - CONTINUED

      Changes in the Company's stock options are as follows:

                                                                                  Weighted
                                                                                  average
                                                        Stock       Exercise      exercise
                                                       options       price         price
                                                     -----------   -----------  ------------
           Outstanding at January 1, 1997                      -   $     -       $     -
              Granted                                    249,500     12.00         12.00
              Exercised                                        -       -             -
              Canceled or expired                              -       -             -
                                                     -----------
           Outstanding at December 31, 1997              249,500     12.00         12.00
                                                     ===========
           Exercisable at December 31, 1997                    -       -             -
                                                     ===========


NOTE J - RELATED PARTY TRANSACTIONS

      Related parties include the Company's officers, directors, stockholders and other entities under their common control.

      During the years ended December 31, 1995, 1996, and 1997 the Company made payments for consulting services of $480,000, $480,000, and $160,000, respectively, to an entity in which the Company's chairman is a 50% owner. The agreement terminated April 1997 and was not renewed.

      Guaranteed payments to members of Ute were $140,000 for the years ended December 31, 1995 and 1996, and $105,000 for the year ended December 31, 1997.


NOTE K - DEFERRED COMPENSATION

      The Company has salary continuation agreements with certain key management employees. Under the agreements, the Company is obligated to provide for each such employee or his beneficiaries, during a period of not more than ten years after the employee's death, disability, or retirement, annual benefits ranging from $17,000 to $23,000. The Company has purchased universal life insurance policies on the lives of these participants. These insurance policies, which remain the sole property of the Company, are payable to the Company upon the death of the participant or maturity of the insurance policy. As of December 31, 1997, the value of the insurance policies approximated the deferred compensation obligations.

                  MOTOR CARGO INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE K - DEFERRED COMPENSATION - CONTINUED

      The Company separately contracts with the participants to pay stated benefits substantially equivalent to those received or available under the insurance policies upon retirement, death, or permanent disability. The expense incurred for the years ended December 31, 1995, 1996 and 1997, was approximately $18,000, $62,660 and $36,000, respectively.


NOTE L - COMMITMENTS AND CONTINGENCIES

      1.  Letters of credit

      At December 31, 1997, the Company had outstanding letters of credit totaling $2,010,000 ($2,010,000 at December 31, 1996). There were no draws against these letters of credit during any of the periods presented.

      2.  Litigation

      The Company is involved in litigation arising in the normal course of business. It is not possible to state the ultimate liability, if any, in these matters. In the opinion of management, such litigation will have no material effect on the financial position and results of operations of the Company, in excess of amounts accrued.


NOTE M - CONCENTRATION OF CREDIT RISK

      The Company maintains cash and cash equivalents at several financial institutions. At December 31, 1997, uninsured amounts held in these financial institutions totaled approximately $10,427,000, (approximately $9,121,000 as of December 31, 1996).


NOTE N - CAPITAL TRANSACTIONS

      Effective December 31, 1995, a prior entity known as Motor Cargo Industries, Inc., a related entity through common ownership, was merged into Motor Cargo as a result of which its wholly-owned subsidiary MC Leasing, Inc. became a wholly-owned subsidiary of Motor Cargo. The merger was accounted for in a manner similar to a pooling of interests with assets acquired approximating liabilities assumed and no additional shares of Motor Cargo's common stock being issued.

                  MOTOR CARGO INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE N - CAPITAL TRANSACTIONS - CONTINUED

      On January 1, 1996 a new entity, MCI was incorporated. Following its incorporation, the Company issued 5,120,000 shares of common stock in exchange for all of the outstanding common stock of Motor Cargo (256 shares). This transaction was accounted for in a manner similar to a pooling of interests. MCI, which had no significant assets or liabilities at the time of the exchange, functions as a non-operating holding company for the operating entities. The consolidated financial statements for all periods presented include the accounts and operations of all entities for the periods the entities were in existence.

      Effective August 28, 1997, the membership interests of Ute were acquired in exchange for 700,000 shares of common stock of the Company. Because of the common ownership of the two entities, this transaction was accounted for in a manner similar to a pooling of interests. Ute is included in the consolidated financial statements for all periods presented as a wholly-owned subsidiary of MCI. Revenues and earnings for Ute for each of the three years in the period ended December 31, 1997 are as follows:
      $7,773,901 and $523,606; $9,018,480 and $361,350; $8,894,890 and $258,785,
      respectively. All revenue generated in Ute is from the renting and contracting, under an independent operating agreement, of revenue equipment to Motor Cargo. Therefore, Ute's related operations are eliminated in the consolidated financial statements.

      In November 1997, the Company completed an initial public offering of 1,150,000 new shares of its common stock. The net proceeds of 12,100,298 were used to reduce certain borrowings that existed at the time of the offering, which were incurred to purchase revenue equipment, as well as, purchasing additional revenue equipment.

      Also in October 1997, the Company's Board of Directors awarded an officer of the Company 20,000 shares of the Company's common stock. The award was made pursuant to a Restricted Stock Agreement which states that 20,000 shares of the Company's common stock will be issued in the officer's name. The Company will hold the certificates for the shares, which will be released in four installments, each consisting of 25% of the shares issued based on the officer's continued employment. In the event the officer voluntarily ceases his employment with the Company or the Company terminates his employment for cause, the shares not previously released will be forfeited. Termination of employment by the Company without cause, or termination due to disability or death will result in the prompt release of some or all shares not previously released, depending upon the date of the relevant event.

                  MOTOR CARGO INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE O - PRIOR PERIOD ADJUSTMENT

      During the year ended December 31, 1997, the Company changed its method of accounting for tires. The previous method involved recording new tires, (tires purchased with new equipment and replacement stock) as prepaid tires upon purchase and amortizing them based on normal tread-wear. The new method involves expensing replacement tires upon placement into service. Under the new method, tires purchased with new equipment are capitalized as equipment and depreciated over the estimated useful life of the equipment (5-10 years). Management believes the new method should simplify the comparability of its financial statements with other regulated motor carriers. The effect of the change, which was not significant, was retroactively applied to all periods presented.


NOTE P - ACCRUED LIABILITIES

      Accrued liabilities consist of the following:

                                                   1996           1997
                                                ----------     ----------
         Salaries, wages, and payroll taxes     $1,943,386     $2,430,614
         Accrued employee benefits                 684,301        769,063
         Vacation accrual                          925,274      1,064,935
         All other                                 343,915        161,907
                                                ----------     ----------
                                                $3,896,876     $4,426,519
                                                ==========     ==========


NOTE Q - ACCRUED CLAIMS PAYABLE

      The history of accrued claims payable is as follows:

                                              1995             1996             1997
                                          -----------      -----------      -----------
         Balance at beginning of year     $ 1,552,200      $ 1,675,118      $ 2,028,631
         Provisions                         1,462,594        2,385,923        4,148,866
         Expenditures                      (1,339,676)      (2,032,410)      (3,220,586)
                                          -----------      -----------      -----------

         Balance at end of year           $ 1,675,118      $ 2,028,631      $ 2,956,911
                                          ===========      ===========      ===========

                                INDEX TO EXHIBITS


Exhibits

        3.1 Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No. 333-37211) and incorporated herein by reference).

        3.2 Bylaws of the Company (filed as Exhibit 3.2 to the Company's Registration Statement on Form S-1 (File No. 333-37211) and incorporated herein by reference).

        10.1 1997 Credit Agreement, dated September 30, 1997, between Motor Cargo and Sanwa Bank California (filed as Exhibit 10.1 to the Company's Registration Statement on Form S-1 (File No. 333-37211) and incorporated herein by reference).

        10.2    1997 Stock Option Plan.(1)

        10.3 Pension Plan of Employees of Motor Cargo and Trust Agreement (filed as Exhibit 10.3 to the Company's Registration Statement on Form S-1 (File No. 333-37211) and incorporated herein by reference).(1)

        10.4    Motor Cargo Profit Sharing Plan.(1)

        10.5 Restricted Stock Agreement, dated October 2, 1997, between the Company and Louis V. Holdener (filed as Exhibit 10.5 to the Company's Registration Statement on Form S-1 (File No. 333-37211) and incorporated herein by reference).(1)

        10.6 Agreement to Purchase and Sell Leasehold Interest dated October 2, 1990 between Leonard L. Gumport and Motor Cargo (filed as
                Exhibit 10.6 to the Company's Registration Statement on Form S-1 (File No. 333-37211) and incorporated herein by reference).

        10.7 Lease Agreement dated December 23, 1996 between Channing, Inc. and Motor Cargo (filed as Exhibit 10.7 to the Company's Registration Statement on Form S-1 (File No. 333-37211) and incorporated herein by reference).

        10.8 Lease Agreement dated as of January 1, 1989 between Andrea Tacchino Company and Motor Cargo (filed as Exhibit 10.8 to the Company's Registration Statement on Form S-1 (File No. 333-37211) and incorporated herein by reference).

        10.9 First Amendment to Lease dated March 1, 1990 between Andrea Tacchino Company and Motor Cargo (filed as Exhibit 10.9 to the Company's Registration Statement on Form S-1 (File No. 333-37211) and incorporated herein by reference).

        10.10 Lease Agreement dated October 31, 1995 between Pete Aardema and Motor Cargo (filed as Exhibit 10.10 to the Company's Registration Statement on Form S-1 (File No. 333-37211) and incorporated herein by reference).

        10.11 Lease Agreement dated September 29, 1995 among Colburn R. Thomason, Michael Tolladay, Kevin Tweed and Motor Cargo (filed as Exhibit 10.11 to the Company's Registration Statement on Form S-1 (File No. 333-37211) and incorporated herein by reference).

        10.12 Form of Salary Continuation Agreement (filed as Exhibit 10.12 to the Company's Registration Statement on Form S-1 (File No. 333-37211) and incorporated herein by reference).(1)

        10.13 Contribution Agreement, dated August 28, 1997, between the Company and the members of Ute Trucking and Leasing, LLC (filed as Exhibit 10.17 to the Company's Registration Statement on Form S-1 (File No. 333-37211) and incorporated herein by reference).

        10.14 Management Agreement between the Company and FHF Transportation, Inc. (filed as Exhibit 10.18 to the Company's Registration Statement on Form S-1 (file No. 333-37211 and incorporated herein by reference).

        11      Pro Forma Earnings Per Share Calculation*


        21 Subsidiaries of the Company (filed as Exhibit 21 to the Company's Registration Statement on Form S-1 (file No. 333-37211 and incorporated herein by reference).

        27      Financial Data Schedule.*
--------------
(1) Management contracts and compensatory plans and arrangements identified pursuant to Item 14(a)(3) of Form 10-K.

*     Filed with this report.