Form 10-Q
period 1998-03-31
MOTOR CARGO INDUSTRIES INC
filed 1998-05-14
CIK 1047073

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    --------

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended March 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ___________ to __________


                        Commission file number 000-23341


                          MOTOR CARGO INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)



          Utah                                         87-0406479
------------------------------                    -------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                     Identification No.)


                             845 West Center Street
                           North Salt Lake, Utah 84054
                                 (801) 292-1111

          (Address of principal executive offices and telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   [X]    No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On April 30, 1998, there were 6,990,000 outstanding shares of the Registrant's Common Stock, no par value.

================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                  MOTOR CARGO INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

           March 31, 1998 (unaudited) and December 31, 1997 (audited)


                                     ASSETS

                                             March 31,       December 31,
                                               1998             1997
                                            -----------      -----------
                                            (unaudited)      (audited)
CURRENT ASSETS
   Cash and cash equivalents                $ 7,061,585      $ 8,616,702
   Receivables                               11,913,754       13,171,720
   Prepaid expenses                           2,197,158        2,409,524
   Supplies inventory                           478,821          503,498
   Deferred income taxes                      1,581,000        1,581,000
   Income taxes receivable                           --          683,033
                                            -----------      -----------

         Total current assets                23,232,318       26,965,477

PROPERTY AND EQUIPMENT, AT COST              76,689,937       75,901,875

   Less accumulated depreciation
     and amortization                        37,004,869       35,242,661
                                            -----------      -----------

                                             39,685,068       40,659,214


OTHER ASSETS
   Deferred charges                             325,701          378,761
   Unrecognized net pension obligation           65,307           65,307
                                            -----------      -----------

                                                391,008          444,068
                                            -----------      -----------
                                            $63,308,394      $68,068,759
                                            ===========      ===========



        The accompanying notes are an integral part of these statements.

                  MOTOR CARGO INDUSTRIES, INC. AND SUBSIDIARIES

           March 31, 1998 (unaudited) and December 31, 1997 (audited)



                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                            March 31,     December 31,
                                                              1998            1997
                                                          -----------     ------------
                                                          (unaudited)      (audited)
CURRENT LIABILITIES
   Current maturities of long-term obligations            $    89,557      $    89,557
   Accounts payable                                         3,820,507        4,123,703
   Accrued liabilities                                      4,358,064        4,426,519
   Accrued claims                                           3,056,497        2,956,911
                                                          -----------      -----------
         Total current liabilities                         11,324,625       11,596,690

LONG-TERM OBLIGATIONS, less current
  maturities                                                1,469,730        6,491,882

DEFERRED INCOME TAXES                                       6,174,000        6,529,000

COMMITMENTS AND CONTINGENCIES                                      --               --

STOCKHOLDERS' EQUITY
   Preferred stock, no par value; Authorized -
     25,000,000 shares - none issued                               --               --
   Common stock, no par value; Authorized -
     100,000,000 shares - issued 6,990,000 shares as
     of March 31, 1998 and December 31, 1997               12,101,298       12,101,298
   Retained earnings                                       32,238,741       31,349,889
                                                          -----------      -----------
                                                           44,340,039       43,451,187
                                                          -----------      -----------
                                                          $63,308,394      $68,068,759
                                                          ===========      ===========

        The accompanying notes are an integral part of these statements.

                  MOTOR CARGO INDUSTRIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

                          Three months ended March 31,
                                   (Unaudited)

                                                          1998               1997
                                                      ------------       ------------
Operating revenues                                   $  25,587,581       $ 23,207,604
                                                      ------------       ------------
Operating expenses
   Salaries, wages and benefits                         12,041,556         10,208,648
   Operating supplies and expenses                       3,713,159          3,452,809
   Purchased transportation                              3,779,882          3,332,865
   Operating taxes and licenses                            884,805            888,398
   Insurance and claims                                    933,757            963,603
   Depreciation and amortization                         1,830,780          1,712,997
   Communications and utilities                            437,694            448,837
   Building rents                                          501,184            396,156
                                                      ------------       ------------
         Total operating expenses                       24,122,817         21,404,313
                                                      ------------       ------------
         Operating income                                1,464,764          1,803,291
Other income (expense)
   Interest expense                                        (75,353)          (298,699)
   Other, net                                               48,441             (4,348)
                                                      ------------       ------------
                                                           (26,912)          (303,047)
                                                      ------------       ------------
         Earnings before income taxes                    1,437,852          1,500,244
Income taxes                                               549,000            521,000
                                                      ------------       ------------

         NET EARNINGS                                 $    888,852       $    979,244
                                                      ============       ============

   Earnings per common share - basic                  $       0.13
                                                      ============
   Weighted-average shares outstanding - basic           6,990,000
                                                      ============
   Earnings per common share - diluted                $       0.13
                                                      ============
   Weighted-average shares outstanding - diluted         7,007,084
                                                      ============
Pro forma (Note 3)
   Earnings before income taxes                                          $  1,500,244
   Income taxes                                                               576,000
                                                                         ------------
   Net earnings                                                          $    924,244
                                                                         ============
   Earnings per common share - basic                                     $       0.16
                                                                         ============
   Weighted-average shares outstanding - basic                              5,820,000
                                                                         ============
   Earnings per common share - diluted                                   $       0.16
                                                                         ============
   Weighted-average shares outstanding - diluted                            5,820,000
                                                                         ============

        The accompanying notes are an integral part of these statements.

                  MOTOR CARGO INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                          Three months ended March 31,
                                   (Unaudited)



                                                           1998             1997
                                                        -----------       -----------
Increase (decrease) in cash and cash equivalents
   Cash flows from operating activities
      Net earnings                                      $   888,852       $   979,244
                                                        -----------       -----------
      Adjustments to reconcile net earnings to net
        cash provided by operating activities
         Depreciation and amortization                    1,830,780         1,712,997
         Provision for losses on receivables                 52,500            52,500
         Loss on disposition of
           property and equipment                             2,944                --
         Deferred income taxes                             (355,000)          197,000
         Changes in assets and liabilities
           Receivables                                    1,205,466           100,111
           Prepaid expenses                                 212,366           418,259
           Supplies inventory                                24,677            65,207
           Income taxes receivable                          683,033           166,983
           Other assets                                      53,060           153,679
           Accounts payable                                (303,196)          (50,653)
           Accrued liabilities and claims                    31,131          (296,285)
                                                        -----------       -----------

               Total adjustments                          3,437,761         2,519,798
                                                        -----------       -----------

               Net cash provided by operating
                 activities                               4,326,613         3,499,042
                                                        -----------       -----------

Cash flows from investing activities
   Purchase of property and equipment                      (861,778)         (528,038)
   Proceeds from disposition of property
     and equipment                                            2,200                --
                                                        -----------       -----------

               Net cash used in
                 investing activities                      (859,578)         (528,038)
                                                        -----------       -----------


                                   (Continued)

                  MOTOR CARGO INDUSTRIES, INC. AND SUBSIDIARIES

                          Three months ended March 31,
                                   (Unaudited)



                                                                  1998               1997
                                                          ------------       ------------
Cash flows from financing activities
   Distributions to LLC members                                     --           (290,531)
   Proceeds from issuance of long-term
     obligations                                             4,275,000         10,310,000
   Principal payments on long-term
     obligations                                            (9,297,152)       (20,403,958)
                                                          ------------       ------------

               Net cash used in financing activities        (5,022,152)       (10,384,489)
                                                          ------------       ------------

               Net decrease in
                 cash and cash equivalents                  (1,555,117)        (7,413,485)

Cash and cash equivalents at beginning of period             8,616,702          8,771,887
                                                          ------------       ------------

Cash and cash equivalents at end of period                $  7,061,585       $  1,358,402
                                                          ============       ============



Supplemental cash flow information

Cash paid during the period for
   Interest                                               $     75,000       $    299,000
   Income taxes                                                  4,050             75,000




The accompanying notes are an integral part of these statements.

                  MOTOR CARGO INDUSTRIES, INC. AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS



1.      UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

        The interim consolidated financial information included herein is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary to the fair presentation of the consolidated financial position, results of operations, and cash flows for the interim periods. The consolidated financial statements should be read in conjunction with the Notes to consolidated financial statements included in the audited consolidated financial statements for Motor Cargo Industries, Inc. (the "Company") for the year ended December 31, 1997 which are included in the Company's Annual Report on Form 10-K for such year (the "1997 10-K"). Results of operations for interim periods are not necessarily indicative of annual results of operations. The consolidated balance sheet at December 31, 1997, was extracted from the Company's audited consolidated financial statements contained in the 1997 10-K, and does not include all disclosures required by generally accepted accounting principles for annual consolidated financial statements.

2.      RECLASSIFICATION

        Certain prior year amounts have been reclassified to conform with the current year's presentation.

3.      PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

        Effective August 28, 1997, the Company acquired the membership interests of Ute Trucking and Leasing LLC, a Utah limited liability company ("Ute"). A limited liability company passes through to its members essentially all taxable earnings and losses and pays no tax at the company level. Accordingly, for comparative purposes, a pro forma provision for income taxes using an effective income tax rate of 38% has been determined assuming Ute had been taxed as a C Corporation during the three months ended March 31, 1997.

4.      EARNINGS PER SHARE

        Basic earnings per common share are based on the weighted average number of common shares outstanding during each such period. Diluted earnings per common share are based on shares outstanding (computed under basic
        EPS) and potentially dilutive common shares. Potential common shares included in dilutive earnings per share calculations include stock options granted but not exercised.

                                     FOR THE QUARTER ENDED MARCH 31, 1998
                                    EARNINGS       SHARES         EARNINGS
                                  (NUMERATOR)   (DENOMINATOR)     PER-SHARE
                                  -----------   -------------     ---------
BASIC EPS
Net earnings                        $ 888,852      6,990,000      $   0.13
EFFECT OF  DILUTIVE SECURITIES                                    ========
Stock options                              --         17,084
                                    ---------      ---------
DILUTED EPS
Net earnings                        $ 888,852      7,007,084      $   0.13
                                    =========      =========      ========



                                     FOR THE QUARTER ENDED MARCH 31, 1997
                                    EARNINGS       SHARES         EARNINGS
                                  (NUMERATOR)   (DENOMINATOR)     PER-SHARE
                                  -----------   -------------     ---------
PRO FORMA
BASIC EPS
Net earnings                       $ 924,244      5,820,000       $   0.16
EFFECT OF DILUTIVE SECURITIES                                     ========
Stock options                             --             --
                                   ---------      ---------
DILUTED EPS
Net earnings                       $ 924,444      5,820,000       $   0.16
                                   =========      =========       ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The purpose of this section is to discuss and analyze the Company's consolidated financial condition, liquidity and capital resources and results of operations. This analysis should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (the "1997 10-K").

OVERVIEW

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

        In 1997, the Company initiated a program to establish market and operations presence in several major business economic areas ("BEAs") outside of the Company's core service region. Unlike more traditional inter-regional expansion models, the Company intends only to solicit tonnage from these markets moving west into its core service region. The Company intends to utilize third-party truckload carriers to transport freight from these markets to its core service region. The Company anticipates that this strategy of selling into the region will improve lane, route and service center densities in its core service region without requiring the Company to incur the costs associated with building an inter-regional terminal network. The Company commenced operations at its first BEA expansion facility in Dallas in October 1997. In April 1998, the Company commenced operations at its second BEA expansion facility in Chicago. Additional BEAs are being considered for 1999.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated the percentage of operating revenues represented by certain items in the Company's statements of earnings:

                                                    Three Months Ended
                                                        March 31,
                                                  --------------------
                                                  1998             1997
                                               -------            -------
Operating revenues                               100.0%             100.0%
Operating expenses
    Salaries, wages and benefits                  47.0               44.0
    Operating supplies and expenses               14.5               14.9
    Purchased transportation                      14.7               14.4
    Depreciation and amortization                  7.2                7.4
    Insurance and claims                           3.7                4.2
    Operating taxes and licenses                   3.5                3.8
    Communications and utilities                   1.7                1.9
    Building rents                                 2.0                1.7
                                               -------            -------
          Total operating expenses                94.3               92.3
                                               -------            -------
Operating income                                   5.7                7.7
Other income (expense)
    Interest expense                              (0.3)              (1.3)
    Other, net                                     0.2                0.0
                                               -------            -------
Earnings before income taxes                       5.6                6.4
Income taxes                                       2.1                2.2
                                               -------            -------
Net earnings                                       3.5%               4.2%
                                               =======            =======

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

        Operating revenues increased 10.3% to $25.6 million for the three months ended March 31, 1998, compared to $23.2 million for the first three months of 1997. The increase was attributable to an increased volume of freight within the Company's core service region, as well as new freight from the Company's BEA expansion facility in Dallas, Texas. The number of shipments during the first quarter of 1998 increased by 12.8% to 200,235, compared to 177,545 for the first quarter of 1997.

        Of the $2.4 million increase in operating revenues for the three months ended March 31, 1998, $476,000 was attributable to the Company's warehousing and distribution company, MCDS. This represents a decrease in revenues for MCDS from $587,000 during the first quarter of 1997, which was due to the termination of a contract with one customer.

        As a percentage of operating revenues, salaries, wages and benefits increased to 47.0% for the first quarter of 1998 from 44.0% for the first quarter of 1997. This 3% increase was due primarily to a wage increase in the latter part of 1997, increased staffing in expectation of greater revenue growth, as well as inefficiencies caused by bad weather in the Pacific Northwest and California during the first quarter of 1998.

        Insurance and claims expense decreased to 3.7% of operating revenues for the three months ended March 31, 1998 from 4.2 % for the same period in 1997. Insurance reserves were increased in 1997 to cover two claims, resulting in higher insurance and claims expense for the first quarter of 1997.

        As a percentage of operating revenues, interest expense decreased to .3% for the first quarter of 1998 from 1.3% for the same period in 1997. This decrease resulted from the pay down of debt with proceeds from the Company's initial public offering in the fourth quarter of 1997.

        Total operating expenses increased to 94.3% of operating revenues for the three months ended March 31, 1998 from 92.3% for the same period in 1997. This increase was primarily due to increased salaries, wages and benefits. Net earnings decreased 9.2% to $889,000 for the three months ended March 31, 1998, compared to $979,000 for the same period in 1997. Net earnings per weighted average share outstanding decreased $.03 to $.13 for the first quarter of 1998, compared to $.16 for the first quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's primary sources of liquidity have been funds provided by operations and bank borrowings. Net cash provided by operating activities was approximately $4.3 million for the first three months of 1998 compared to $3.5 million for the corresponding period in 1997. Net cash provided by operating activities is primarily attributable to the Company's earnings before depreciation and amortization expense.

        Capital expenditures totaled approximately $.9 million during the first three months of 1998 compared to $.5 million in the comparable period of 1997. For the three months ended March 31, 1998, $.5 million of the $.9 million of capital expenditures were comprised of computer equipment.

        Net cash used in financing activities was $5.0 million for the three months ended March 31, 1998 compared to $10.4 million for the comparable period of 1997. At March 31, 1998, total borrowings under long-term obligations totaled approximately $1.6 million.

        The Company is a party to a credit agreement with Sanwa Bank California ("Sanwa Bank"). The credit agreement provides for a $5 million revolving line of credit. Any outstanding amounts under the revolving line of credit accrue interest at a variable rate established from time to time by Sanwa Bank; however, the Company may elect to have an advance accrue interest at a fixed rate quoted by Sanwa Bank subject to certain prepayment restrictions. The credit agreement is collateralized by the Company's cash and cash equivalents, receivables, supplies inventory, and all documents, instruments, and chattel paper now owned or hereafter acquired by the Company. At March 31, 1998 there was no outstanding balance under the revolving loan agreement. The Company has not drawn on the revolving line of credit since 1989.

        The Sanwa Bank credit agreement also provides for term loans collateralized by equipment. As of March 31, 1998, the amount available for term loans under the credit agreement was $10.8 million. This amount is reduced by 1/20th each quarter until the year 2002. As of March 31, 1998, the Company had no term loans outstanding pursuant to the credit agreement.

INFLATION

        Inflation has had a minimal effect upon the Company's profitability in recent years. Most of the Company's operating expenses are inflation-sensitive, with inflation generally producing increased costs of operation. Although the Company historically has been able to pass through most increases in fuel prices and taxes to customers in the form of fuel surcharges or higher rates, the Company generally must wait for larger carriers to implement fuel surcharges before the Company can effectively implement fuel surcharges. See Item 1 "Business-Fuel Availability and Cost" in the 1997 10-K. The Company expects that inflation will affect its costs no more than it affects those of other regional LTL carriers.

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

CAUTIONARY STATEMENT FOR FORWARD LOOKING INFORMATION

        Statements included in this Management's Discussion and Analysis of Financial Condition and Results of Operations may contain forward-looking statements. Such forward-looking statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements may relate, but not be limited, to projections of revenues, income or loss, capital expenditures, construction or expansion of regional facilities, acquisitions, plans for growth and future operations, financing needs or plans or intentions relating to acquisitions by the Company, as well as assumptions relating to the foregoing. There are a number of risks and uncertainties that could cause actual results to differ materially from those set forth in, contemplated by or underlying the forward-looking statements contained in this report. These include, but are not limited to, general economic factors, availability of employee drivers and independent contractors, capital requirements, competition, labor relations, fuel price fluctuations, environmental hazards, seasonality, claims exposure and insurance costs, risks associated with geographic expansion, government regulation, and dependence upon key personnel. Further information on these and other factors which could affect the Company's financial results can be found in the Company's Registration Statement on Form S-1 (file no. 333-37211) and Prospectus dated November 24, 1997.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


      (a) The following exhibits are filed with this report.

      27     Financial Data Schedule


      (b) No report on Form 8-K was filed during the quarter for which this report is filed.

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 MOTOR CARGO INDUSTRIES, INC.



                                 /s/ Lynn H. Wheeler
                                 ------------------------------------------
                                 LYNN H. WHEELER
                                 Vice President of Finance and Chief Financial Officer (Authorized Signatory and
                                 Principal Financial and Accounting Officer)




Date:  May 13, 1998

                                INDEX TO EXHIBITS

Exhibits

27             Financial Data Schedule.