Form 10-Q
period 1998-06-30
MOTOR CARGO INDUSTRIES INC
filed 1998-08-13
CIK 1047073

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    --------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ___________ to  __________


                        Commission file number 000-23341


                          MOTOR CARGO INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)



            Utah                                             87-0406479
------------------------------                           ------------------
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

Yes  [X]    No [ ]



                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On July 31, 1998, there were 6,990,000 outstanding shares of the Registrant's Common Stock, no par value.

===============================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                  MOTOR CARGO INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                            ASSETS

                                             June 30,       December 31,
                                               1998            1997
                                            ----------      ------------
                                            (unaudited)
CURRENT ASSETS
   Cash and cash equivalents                $ 4,890,498      $ 8,616,702
   Receivables                               13,024,341       13,171,720
   Prepaid expenses                           1,940,497        2,409,524
   Supplies inventory                           418,728          503,498
   Deferred income taxes                      1,581,000        1,581,000
   Income taxes receivable                           --          683,033
                                            -----------      -----------
         Total current assets                21,855,064       26,965,477

PROPERTY AND EQUIPMENT, AT COST              80,912,620       75,901,875

   Less accumulated depreciation
     and amortization                        37,847,350       35,242,661
                                            -----------      -----------
                                             43,065,270       40,659,214

OTHER ASSETS
   Deferred charges                             421,177          378,761
   Unrecognized net pension obligation           65,307           65,307
                                            -----------      -----------
                                                486,484          444,068
                                            -----------      -----------
                                            $65,406,818      $68,068,759
                                            ===========      ===========



        The accompanying notes are an integral part of these statements.

                  MOTOR CARGO INDUSTRIES, INC. AND SUBSIDIARIES

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                            June 30,       December 31,
                                                              1998            1997
                                                          -----------      -----------
                                                          (unaudited)
CURRENT LIABILITIES
   Current maturities of long-term obligations            $    95,701      $    89,557
   Accounts payable                                         3,433,589        4,123,703
   Accrued liabilities                                      6,185,737        4,426,519
   Accrued claims                                           2,148,970        2,956,911
                                                          -----------      -----------
         Total current liabilities                         11,863,997       11,596,690

LONG-TERM OBLIGATIONS, less current
  maturities                                                1,440,943        6,491,882

DEFERRED INCOME TAXES                                       6,174,000        6,529,000

COMMITMENTS AND CONTINGENCIES                                      --               --

STOCKHOLDERS' EQUITY
   Preferred stock, no par value; Authorized -
     25,000,000 shares - none issued                               --               --
   Common stock, no par value; Authorized -
     100,000,000 shares - issued 6,990,000 shares as
     of June 30, 1998 and December 31, 1997                12,101,298       12,101,298
   Retained earnings                                       33,826,580       31,349,889
                                                          -----------      -----------
                                                           45,927,878       43,451,187
                                                          -----------      -----------
                                                          $65,406,818      $68,068,759
                                                          ===========      ===========




        The accompanying notes are an integral part of these statements.

                  MOTOR CARGO INDUSTRIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS


                                                Three months ended                 Six months ended
                                                     June 30,                          June 30,
                                          ------------------------------      ------------------------------
                                              1998              1997             1998              1997
                                          ------------      ------------      ------------      ------------
                                                    (unaudited)                     (unaudited)
Operating revenues                        $ 28,327,739      $ 26,076,459      $ 53,915,321      $ 49,284,063
                                          ------------      ------------      ------------      ------------
Operating expenses
   Salaries, wages and benefits             12,592,455        10,897,606        24,634,011        21,106,254
   Operating supplies and expenses           3,709,958         3,823,511         7,413,790         7,276,320
   Purchased transportation                  4,558,239         3,757,027         8,338,200         7,089,892
   Operating taxes and licenses                950,296           932,931         1,835,101         1,821,329
   Insurance and claims                        985,461         1,167,612         1,919,218         2,131,215
   Depreciation and amortization             1,990,380         1,716,371         3,821,160         3,429,368
   Communications and utilities                474,258           496,033           921,282           944,870
   Building rents                              565,175           419,838         1,066,359           815,994
                                          ------------      ------------      ------------      ------------
         Total operating expenses           25,826,222        23,210,929        49,949,121        44,615,242
                                          ------------      ------------      ------------      ------------
         Operating income                    2,501,517         2,865,530         3,966,200         4,668,821

Other income (expense)
   Interest expense                            (31,666)         (262,402)         (107,020)         (561,101)
   Other, net                                  132,327            22,197           180,769            17,849
                                          ------------      ------------      ------------      ------------
                                               100,661          (240,205)           73,749          (543,252)
                                          ------------      ------------      ------------      ------------
         Earnings before income taxes        2,602,178         2,625,325         4,039,949         4,125,569
Income taxes                                 1,013,970         1,012,000         1,563,258         1,533,000
                                          ------------      ------------      ------------      ------------
         NET EARNINGS                     $  1,588,208      $  1,613,325      $  2,476,691      $  2,592,569
                                          ============      ============      ============      ============

   Earnings per common share - basic      $       0.23                        $       0.35
                                          ============                        ============
   Weighted-average shares
       outstanding - basic                    6,990,000                          6,990,000
                                          =============                       ============

   Earnings per common share - diluted    $        0.23                       $       0.35
                                          =============                       ============
   Weighted-average shares
       outstanding - diluted                  6,990,000                          6,998,000
                                          ==============                      ============
Pro forma (Note 3)
   Earnings before income taxes                             $  2,921,325                         $ 4,421,569
   Income taxes                                                1,104,000                           1,680,000
                                                            ------------                         ===========
   Net earnings                                             $  1,817,325                         $ 2,741,569
                                                            ============                         ===========
   Earnings per common share - basic                        $       0.31                         $      0.47
                                                            ============                         ===========
   Weighted-average shares
       outstanding - basic                                     5,820,000                           5,820,000
                                                            ============                         ===========
   Earnings per common share - diluted                      $       0.31                         $      0.47
                                                            ============                         ===========
   Weighted-average shares
       outstanding - diluted                                   5,820,000                           5,820,000
                                                            ============                         ===========

        The accompanying notes are an integral part of these statements.

                  MOTOR CARGO INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                    Six months ended
                                                                        June 30,
                                                              -----------------------------
                                                                  1998            1997
                                                              -----------       -----------
                                                                       (unaudited)
Increase (decrease) in cash and cash equivalents
   Cash flows from operating activities
      Net earnings                                            $ 2,476,691       $ 2,592,569
                                                              -----------       -----------
      Adjustments to reconcile net earnings to net
        cash provided by operating activities
         Depreciation and amortization                          3,821,160         3,429,368
         Provision for losses on trade
            and other receivables                                 105,000           105,000
         Loss (gain) on disposition of
           property and equipment                                 (75,297)           (2,946)
         Pension cost                                                  --             2,895
         Deferred income taxes                                   (355,000)          294,971
         Changes in assets and liabilities
           Receivables                                             42,379        (1,074,994)
           Prepaid expenses                                       469,027           239,137
           Supplies inventory                                      84,770          (123,620)
           Income taxes receivable                                683,033           166,983
           Other assets                                           (42,416)          (35,539)
           Accounts payable                                      (690,114)          (51,815)
           Accrued liabilities and claims                         951,277         1,285,620
                                                              -----------       -----------
               Total adjustments                                4,993,819         4,235,060
                                                              -----------       -----------
               Net cash provided by operating activities        7,470,510         6,827,629
                                                              -----------       -----------
Cash flows from investing activities
   Purchase of property and equipment                          (6,455,865)         (555,555)
   Proceeds from disposition of property
     and equipment                                                303,946            13,300
                                                              -----------       -----------
               Net cash used in investing activities           (6,151,919)         (542,255)
                                                              -----------       -----------



                                   (Continued)

                  MOTOR CARGO INDUSTRIES, INC. AND SUBSIDIARIES

                                                                Six months ended
                                                                    June 30,
                                                          ------------------------------
                                                             1998               1997
                                                          -----------       ------------
                                                                    (unaudited)
Cash flows from financing activities
   Distributions to LLC members                                    --           (290,003)
   Proceeds from issuance of long-term
     obligations                                                   --         14,185,000
   Principal payments on long-term
     obligations                                           (5,044,795)       (26,458,713)
                                                          -----------       ------------

               Net cash used in financing activities       (5,044,795)       (12,563,716)
                                                          -----------       ------------

               Net decrease in
                 cash and cash equivalents                 (3,726,204)        (6,278,342)

Cash and cash equivalents at beginning of period            8,616,702          8,771,887
                                                          -----------       ------------
Cash and cash equivalents at end of period                $ 4,890,498       $  2,493,545
                                                          ===========       ============
Supplemental cash flow information

Cash paid during the period for
   Interest                                               $   116,000       $    518,000
   Income taxes                                             1,060,000            446,000




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

2.      RECLASSIFICATION

        Certain prior period amounts have been reclassified to conform with the current period's presentation.

3.      PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

        Effective August 28, 1997, the Company acquired the membership interests of Ute Trucking and Leasing LLC, a Utah limited liability company ("Ute"). A limited liability company passes through to its members essentially all taxable earnings and losses and pays no tax at the company level. Accordingly, for comparative purposes, a pro forma provision for income taxes using an effective income tax rate of 38% has been determined assuming Ute had been taxed as a C Corporation during the three and six month periods ended June 30, 1997.

4.      EARNINGS PER SHARE

        Basic earnings per common share ("EPS") are based on the weighted average number of common shares outstanding during each such period. Diluted earnings per common share are based on shares outstanding (computed under basic EPS) and potentially dilutive common shares. Potential common shares included in dilutive earnings per share calculations include stock options granted but not exercised.

                                    FOR THE QUARTER ENDED JUNE 30, 1998
                                   ------------------------------------
                                    EARNINGS       SHARES      EARNINGS
                                  (NUMERATOR)   (DENOMINATOR)  PER-SHARE
                                  -----------   -------------  ---------
         BASIC EPS
         Net earnings              $1,588,208     6,990,000       $0.23
                                                                  =====
         EFFECT OF DILUTIVE
         SECURITIES
         Stock options                     --         8,000
                                   ----------     ---------
         DILUTED EPS
         Net earnings              $1,588,208     6,998,000       $0.23
                                   ==========     =========       =====

                                   FOR THE QUARTER ENDED JUNE 30, 1997
                                  ---------------------------------------
                                    EARNINGS       SHARES      EARNINGS
                                  (NUMERATOR)   (DENOMINATOR)  PER-SHARE
                                  -----------   -------------  ---------
         PRO FORMA
         BASIC EPS
         Net earnings              $1,817,325     5,820,000       $0.31
                                                                  =====
         EFFECT OF DILUTIVE
         SECURITIES
         Stock options
                                           --            --
                                   ----------     ---------
         DILUTED EPS
         Net earnings              $1,817,325     5,820,000       $0.31
                                   ==========     =========       =====

                                  FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                  ---------------------------------------
                                    EARNINGS       SHARES      EARNINGS
                                  (NUMERATOR)   (DENOMINATOR)  PER-SHARE
                                  -----------   -------------  ---------
         BASIC EPS
         Net earnings              $2,476,691     6,990,000       $0.35
                                                                  =====
         EFFECT OF  DILUTIVE
         SECURITIES
         Stock options                     --         8,000
                                   ----------     ---------
         DILUTED EPS
         Net earnings              $2,476,691     6,998,000       $0.35
                                   ==========     =========       =====

                                  FOR THE SIX MONTHS ENDED JUNE 30, 1997
                                  ---------------------------------------
                                    EARNINGS       SHARES      EARNINGS
                                  (NUMERATOR)   (DENOMINATOR)  PER-SHARE
                                  -----------   -------------  ---------
         PRO FORMA
         BASIC EPS
         Net earnings              $2,741,569     5,820,000       $0.47
                                                                  =====
         EFFECT OF  DILUTIVE
         SECURITIES
         Stock options                     --            --
                                   ----------     ---------
         DILUTED EPS
         Net earnings              $2,741,569     5,820,000       $0.47
                                   ==========     =========       =====

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

        The Company has also initiated a strategic growth plan for MCDS. In May 1998, Starbucks Coffee Company awarded MCDS a three-year contract to provide fulfillment and logistics management services for worldwide new store construction. The contract extends the services already provided by MCDS to Starbucks in the Western United States and the Pacific Rim, so that MCDS now provides such services for Starbucks on a worldwide basis. In connection with the new contract, MCDS opened a new facility in York, Pennsylvania to complement its present facility in Fontana, California.

        The strategic growth plan for MCDS includes the evaluation of small, niche-oriented acquisitions. In May 1998, the Company entered into a letter of intent regarding the acquisition of the operating assets of Las Vegas/LA Express, Inc. ("LVLAX") of Pomona, California, for a total purchase price of approximately $1.7 million. Before a definitive agreement relating to this transaction could be finalized, however, a complaint was filed against LVLAX containing certain claims unrelated to the proposed acquisition of LVLAX by the Company. In light of this pending litigation, the Company and LVLAX have suspended all negotiations relating to the proposed acquisition.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated the percentage of operating revenues represented by certain items in the Company's statements of earnings:

                                          THREE MONTHS ENDED       SIX MONTHS ENDED
                                               JUNE 30,                JUNE 30,
                                          --------------------    --------------------
                                          1998         1997         1998        1997
                                         ------       ------       ------       ------
Operating revenues                       100.0%       100.0%       100.0%       100.0%
Operating expenses
  Salaries, wages and benefits            44.4         41.8         45.6         42.8
  Operating supplies and expenses         13.1         14.7         13.8         14.8

    Purchased transportation              16.1         14.4         15.5         14.4
    Operating taxes and licenses           3.4          3.6          3.4          3.7
    Insurance and claims                   3.5          4.5          3.6          4.3
    Depreciation and amortization          7.0          6.6          7.1          6.9
    Communications and utilities           1.7          1.9          1.7          1.9
    Building rents                         2.0          1.6          1.9          1.7
                                         -----        -----        -----        -----
       Total operating expenses           91.2         89.1         92.6         90.5
                                         -----        -----        -----        -----
          Operating income                 8.8         10.9          7.4          9.5

Other income (expense)
    Interest expense                      (0.1)        (1.0)        (0.2)        (1.1)
    Other, net                             0.5          0.1          0.3          0.0
                                         -----        -----        -----        -----
Earnings before income taxes               9.2         10.0          7.5          8.4
Income taxes                               3.6          3.9          2.9          3.1
                                         -----        -----        -----        -----
Net earnings                               5.6          6.1          4.6          5.3
                                         =====        =====        =====        =====


Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

        Operating revenues increased 8.4% to $28.3 million for the three months ended June 30, 1998, compared to $26.1 million for the same period in 1997. The increase was attributable to an increased volume of freight within the Company's core service region, as well as new freight from the Company's BEA expansion facilities in Dallas, Texas and Chicago, Illinois. The number of shipments during the second quarter of 1998 increased by 9.0% to 219,900 compared to 201,700 for the second quarter of 1997.

        Revenues contributed by MCDS decreased to $592,000 for the second quarter of 1998, compared to $784,000 for the second quarter of 1997. The decrease was due primarily to the termination of a contract with one customer in the first quarter of 1998.

        As a percentage of operating revenues, salaries, wages and benefits increased to 44.4% for the second quarter of 1998 from 41.8% for the second quarter of 1997. This increase was due primarily to a wage increase in the latter part of 1997 and increased staffing in expectation of greater revenue growth.

        Insurance and claims expense decreased to 3.5% of operating revenues for the three months ended June 30, 1998 from 4.5% for the same period in 1997. Insurance reserves were increased in 1997 to cover two claims, resulting in higher insurance and claims expense for the second quarter of 1997.

        As a percentage of operating revenues, interest expense decreased to 0.1% for the second quarter of 1998 from 1.0% for the second quarter of 1997. This decrease resulted from the pay down of debt with proceeds from the Company's initial public offering in the fourth quarter of 1997.

        Purchased transportation increased to 16.1% of revenues for the three months ended June 30, 1998 as compared to 14.4% for the same period in 1997. This increase was primarily attributable to the use of purchased transportation providing one-way hauling of freight from the Company's new BEA expansion facilities in Dallas and Chicago into the Company's core service region for delivery.

        Total operating expenses increased to 91.2% of operating revenues for the three months ended June 30, 1998 from 89.1% for the same period in 1997. This increase was primarily due to increased salaries, wages and benefits. Net earnings decreased 1.5% to $1,588,000 for the three months ended June 30, 1998, compared to $1,613,000 for the same period in 1997. Net earnings per share decreased $.08 to $.23 for the second quarter of 1998, compared to pro forma net earnings per share of $.31 for the second quarter of 1997.

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

        Operating revenues increased 9.3% to $53.9 million for the six months ended June 30, 1998, compared to $49.3 million for the same period in 1997. The increase was attributable to an increased volume of freight within the Company's core service region, as well as new freight from the Company's BEA expansion facilities in Dallas and Chicago. The number of shipments during the six months ended June 30, 1998 increased by 10.8% to 420,100, compared to 379,200 for the same period in 1997.

        Revenues for MCDS decreased to $1,068,000 for the six months ended June 30, 1998 from $1,374,000 for the same period in 1997. The decrease was due primarily to the termination of a contract with one customer.

        As a percentage of operating revenues, salaries, wages and benefits increased to 45.7% for the six months ended June 30, 1998 from 42.8% for the same period of 1997. This increase was due primarily to a wage increase in the latter part of 1997 and increased staffing in expectation of greater revenue growth.

        Insurance and claims expense decreased to 3.6% of operating revenue for the six months ended June 30, 1998 from 4.3% for the same period in 1997. Insurance reserves were increased in 1997 to cover two claims resulting in higher insurance and claim expense in 1997.

        As a percentage of operating revenues, interest expense decreased to .2% for the six months ended June 30, 1998 from 1.1% for the same period in 1997. The decrease resulted from the pay down of debt with proceeds from the Company's initial public offering in the fourth quarter of 1997.

        Purchased transportation increased to 15.5% of revenues for the six months ended June 30, 1998 as compared to 14.4% for the same period in 1997. This increase was primarily attributable to the use of purchased transportation providing one-way hauling of freight from the Company's new BEA expansion facilities in Dallas and Chicago into the Company's core service region for delivery.

        Total operating expenses increased to 92.6% of operating revenues for the six months ended June 30, 1998 from 90.5% for the same period in 1997. This increase was primarily due to increased salaries, wages and benefits. Net earnings decreased 4.5% to $2,477,000 for the six months ended June 30, 1998, compared to $2,593,000 for the same period in 1997. Net earnings per share decreased $0.12 to $0.35 for the six months ended June 30, 1998 compared to pro forma net earnings per share of $0.47 for the same period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's primary sources of liquidity are funds provided by operations and bank borrowings. Net cash provided by operating activities was approximately $7.5 million for the first six months of 1998 compared to $6.8 million for the corresponding period in 1997. Net cash provided by operating activities is primarily attributable to the Company's earnings before depreciation and amortization expense.

        Capital expenditures totaled approximately $6.5 million during the first six months of 1998 compared to $.6 million in the comparable period of 1997. The increase in capital expenditures was primarily due to the timing of the delivery of revenue equipment. During 1997, a larger percentage of the Company's capital expenditures for revenue equipment related to equipment delivered in the second half of 1997. For the six months ended June 30, 1998, $.5 million of the $6.5 million of capital expenditures was comprised of computer equipment.

        Net cash used in financing activities was $5.0 million for the six months ended June 30, 1998 compared to $12.6 million for the comparable period of 1997. At June 30, 1998, total borrowings under long-term obligations totaled approximately $1.5 million.

        The Company is a party to a credit agreement with Sanwa Bank California ("Sanwa Bank"). The credit agreement provides for a $5 million revolving line of credit. Any outstanding amounts under the revolving line of credit accrue interest at a variable rate established from time to time by Sanwa Bank; however, the Company may elect to have an advance accrue interest at a fixed rate quoted by Sanwa Bank subject to certain prepayment restrictions. The credit agreement is collateralized by the Company's cash and cash equivalents, receivables, supplies inventory, and all documents, instruments, and chattel paper now owned or hereafter acquired by the Company. At June 30, 1998 there was no outstanding balance under the revolving loan agreement. The Company has not drawn on the revolving line of credit since 1989.

        The Sanwa Bank credit agreement also provides for term loans collateralized by equipment. As of June 30, 1998, the amount available for term loans under the credit agreement was $10.2 million. This amount is reduced by 1/20th each quarter until the year 2002. As of June 30, 1998, the Company had no term loans outstanding pursuant to the credit agreement.

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

THE YEAR 2000 ISSUE

        The Company utilizes computer hardware and software in its operations. Certain computer applications could fail or create erroneous results due to the upcoming change in the century (the "Year 2000 Issue"). The Company has performed an analysis and has implemented procedures to address the Year 2000 Issue. The Company regularly upgrades its computer hardware and believes that it will not incur any additional expenses to modify computer hardware due to the Year 2000 Issue. In addition, the Company has received commitments from software vendors that will allow the Company to upgrade third-party software programs with minimal expense to the Company. The Company anticipates, however, that it will incur expenses of approximately $100,000 to upgrade and test certain proprietary software developed for the Company. The Company expects to complete the modification of its proprietary software by the end of 1998 and to begin testing such software in early 1999. The Company is also contacting vendors and customers to determine the extent to which the Company may be vulnerable to third party year 2000 issues. Based upon current information, the Company believes that all hardware and software modifications necessary to operate and effectively manage the Company will be performed by the year 2000 and that related costs will not have a material impact on the results of operations, cash flow, or financial condition of the Company.

CAUTIONARY STATEMENT FOR FORWARD LOOKING INFORMATION

        Certain information set forth in this report contains "forward-looking statements" within the meaning of federal securities laws. Such statements are based upon the Company's current expectations and may include information with respect to future revenues, income or loss, capital expenditures, construction or expansion of regional facilities, acquisitions, plans for growth and future operations, financing needs or plans or intentions relating to acquisitions by the Company, as well as assumptions relating to the foregoing. There are a number of risks and uncertainties that could cause actual results to differ materially from those set forth in, contemplated by or underlying the forward-looking statements contained in this report. These risks include, but are not limited to, general economic factors, changes in market or customer demand, availability of employee drivers and independent contractors, capital requirements, competition, labor relations, fuel price fluctuations, environmental hazards, seasonality, claims exposure and insurance costs, risks associated with geographic expansion, government regulation, dependence upon key personnel, and other factors identified from time to time in the Company's press releases and periodic reports filed with the Securities and Exchange Commission. When used in this report, the words "estimates," "expects," "anticipates," "forecasts," "plans," "intends," and variations of such words or similar expressions are intended to identify forward-looking statements that involve risks and uncertainties. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements. The Company's forward-looking statements apply only as of the date made. The Company undertakes no obligation to publicly release the results of any revisions to forward-looking statements which may be made to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

                           PART II. OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   The Annual Meeting of Shareholders of the Company was held on June 22, 1998. At the meeting:

      1. The following persons were elected as Directors of the Company to serve until the next Annual Meeting or until their successors are elected and qualified.

               Name                        Votes For        Votes Withheld
               ----                        ---------        --------------
             Harold R. Tate                5,011,802                 200
             Marshall L. Tate              5,011,802                 200
             Marvin L. Friedland           5,011,802                 200
             Robert Anderson               5,011,802                 200
             James Clayburn LaForce, Jr.   5,011,802                 200

      2. The selection of Grant Thornton LLP as independent auditors to audit the Consolidated Financial Statements of the Company and its subsidiaries for the year ending December 31, 1998 was ratified by the shareholders as follows:

             Votes For:            5,010,302
             Votes Against:              200
             Abstentions               1,500
             Broker Non-Votes              0

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

                                     MOTOR CARGO INDUSTRIES, INC.


                                     /s/ LYNN H. WHEELER
                                     -----------------------------------
                                     LYNN H. WHEELER
                                     Vice President of Finance and Chief
                                     Financial Officer
                                     (Authorized Signatory and
                                     Principal Financial and Accounting Officer)

Date:  August 12, 1998

                                INDEX TO EXHIBITS

Exhibits

27             Financial Data Schedule.