Form 10-Q
period 1998-09-30
MOTOR CARGO INDUSTRIES INC
filed 1998-11-12
CIK 1047073

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    --------

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

                                       OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to __________


                        Commission file number 000-23341


                          MOTOR CARGO INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)




          Utah                                                 87-0406479
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

Yes  [X]   No  [ ]



                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On October 31, 1998, there were 6,990,000 outstanding shares of the Registrant's Common Stock, no par value.

================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                  MOTOR CARGO INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS




                                     ASSETS


                                                                  September 30,  December 31,
                                                                      1998           1997
                                                                 --------------  -------------
                                                                   (unaudited)
Receivables

CURRENT ASSETS
   Cash and cash equivalents                                     $ 6,717,715     $ 8,616,702
   Receivables                                                    14,267,021      13,171,720
   Prepaid expenses                                                1,717,006       2,409,524
   Supplies inventory                                                390,760         503,498
   Deferred income taxes                                           1,649,000       1,581,000
   Income taxes receivable                                                 -         683,033
                                                                 -----------    ------------

         Total current assets                                     24,741,502      26,965,477

PROPERTY AND EQUIPMENT, AT COST                                   83,001,839      75,901,875

   Less accumulated depreciation
     and amortization                                            (39,638,792)    (35,242,661)
                                                                 -----------    ------------

                                                                  43,363,047      40,659,214


OTHER ASSETS
   Deferred charges                                                  454,227         378,761
   Unrecognized net pension obligation                                65,307          65,307
                                                                 -----------    ------------

                                                                     519,534         444,068
                                                                 -----------    ------------

                                                                 $68,624,083    $ 68,068,759
                                                                 ===========    ============






        The accompanying notes are an integral part of these statements.

                  MOTOR CARGO INDUSTRIES, INC. AND SUBSIDIARIES

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                   September 30,    December 31,
                                                                         1998           1997
                                                                   -------------    ------------
                                                                    (unaudited)
CURRENT LIABILITIES
   Current maturities of long-term obligations                        $    96,320   $    89,557
   Accounts payable                                                     2,696,013     4,123,703
   Accrued liabilities                                                  7,385,992     4,426,519
   Accrued claims                                                       2,224,837     2,956,911
                                                                      ----------    -----------
         Total current liabilities                                     12,403,162    11,596,690

LONG-TERM OBLIGATIONS, less current
  maturities                                                            1,417,179     6,491,882

DEFERRED INCOME TAXES                                                   6,852,098     6,529,000

COMMITMENTS AND CONTINGENCIES                                                   -             -

STOCKHOLDERS' EQUITY
   Preferred stock, no par value; Authorized -
     25,000,000 shares - none issued                                            -             -
   Common stock, no par value; Authorized -
     100,000,000 shares - issued 6,990,000 shares as
     of September 30, 1998 and December 31, 1997                       12,101,298    12,101,298
   Retained earnings                                                   35,850,346    31,349,889
                                                                      -----------   -----------
                                                                       47,951,644    43,451,187
                                                                      -----------   -----------
                                                                      $68,624,083   $68,068,759
                                                                      ===========   ===========







        The accompanying notes are an integral part of these statements.

                  MOTOR CARGO INDUSTRIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS




                                                Three months ended               Nine months ended
                                                   September 30,                   September 30,
                                            ---------------------------    -----------------------------
                                                1998           1997             1998           1997
                                            ------------   ------------    --------------  -------------
                                                    (unaudited)              (unaudited)

Operating revenues                          $30,721,691    $28,161,498     $ 84,637,011    $77,445,561
                                            -----------    -----------     ------------    -----------
Operating expenses
   Salaries, wages and benefits              13,356,649     11,898,226       37,990,660     33,004,480
   Operating supplies and expenses            4,079,255      4,263,479       11,502,372     11,539,799
   Purchased transportation                   4,942,967      4,042,463       13,281,088     11,132,355
   Operating taxes and licenses                 985,181        860,093        2,820,282      2,681,422
   Insurance and claims                         868,379      1,268,878        2,787,597      3,400,093
   Depreciation and amortization              2,054,451      1,726,447        5,875,611      5,155,815
   Communications and utilities                 505,255        529,453        1,417,207      1,474,323
   Building rents                               626,313        449,751        1,692,672      1,265,745
                                            -----------    -----------     ------------    -----------
         Total operating expenses            27,418,450     25,038,790       77,367,489     69,654,032
                                            -----------    -----------     ------------    -----------
         Operating income                     3,303,241      3,122,708        7,269,522      7,791,529
Other income (expense)
   Interest expense                             (35,406)      (211,131)        (142,425)      (772,232)
   Other, net                                    57,931         94,839          238,699        112,688
                                            -----------    -----------     ------------   ------------
                                                 22,525       (116,292)          96,274       (659,544)
                                            -----------    -----------      -----------    ------------
         Earnings before income taxes         3,325,766      3,006,416        7,365,796      7,131,985
Income taxes                                  1,302,369      1,291,000        2,865,339      2,824,000
                                            -----------    -----------      -----------    ------------
         NET EARNINGS                       $ 2,023,397    $ 1,715,416     $  4,500,457    $ 4,307,985
                                            ===========    ===========     ============    ===========

   Earnings per common share - basic        $      0.29                    $       0.64
                                            ===========                    ============
   Weighted-average shares
       outstanding - basic                    6,990,000                       6,990,000
                                            ===========                    ============
   Earnings per common share - diluted      $      0.29                    $       0.64
                                            ===========                    ============
   Weighted-average shares
       outstanding - diluted                  6,990,000                       6,990,000
                                            ===========                    ============
Pro forma (Note 3)
   Earnings before income taxes                            $ 3,006,416                     $ 7,131,985
   Income taxes                                              1,198,000                       2,878,000
                                                           -----------                     ===========
   Net earnings                                            $ 1,808,416                     $ 4,253,985
                                                           ===========                     ===========
   Earnings per common share - basic                       $      0.31                     $      0.73
                                                           ===========                     ===========
   Weighted-average shares
       outstanding - basic                                   5,820,000                       5,820,000
                                                           ===========                     ===========
   Earnings per common share - diluted                     $      0.31                     $      0.73
                                                           ===========                     ===========
   Weighted-average shares
       outstanding - diluted                                 5,820,000                       5,820,000
                                                           ===========                     ===========



        The accompanying notes are an integral part of these statements.

                  MOTOR CARGO INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                          Nine months ended
                                                                            September 30,
                                                                       -------------------------
                                                                         1998           1997
                                                                       -----------   -----------
                                                                       (unaudited)

Increase (decrease) in cash and cash equivalents
   Cash flows from operating activities
      Net earnings                                                     $ 4,500,457   $ 4,307,985
                                                                       -----------   -----------
      Adjustments to reconcile net earnings to net
        cash provided by operating activities
         Depreciation and amortization                                  5,875,611      5,155,815
         Provision for losses on trade
            and other receivables                                         158,013        157,500
         Loss (gain) on disposition of
           property and equipment                                         (76,377)       (82,288)
         Pension cost                                                           -          4,343
         Deferred income taxes                                            255,098        170,971
         Changes in assets and liabilities
           Receivables                                                 (1,253,314)    (2,695,025)
           Prepaid expenses                                               692,518        497,298
           Supplies inventory                                             112,738       (104,734)
           Income taxes receivable                                        683,033        166,983
           Other assets                                                   (75,466)       (50,396)
           Accounts payable                                            (1,427,690)       359,594
           Accrued liabilities and claims                               2,227,399      2,097,807
                                                                       ----------     ----------

               Total adjustments                                        7,171,563      5,677,868
                                                                       ----------     ----------

               Net cash provided by operating                          11,672,020      9,985,853
                 activities
                                                                       ----------     ----------

Cash flows from investing activities
   Purchase of property and equipment                                  (8,847,108)    (4,930,521)
   Proceeds from disposition of property
     and equipment                                                        344,041        215,184
                                                                       -----------    ----------

               Net cash used in
                 investing activities                                  (8,503,067)    (4,715,337)
                                                                       -----------    ----------






                                   (Continued)

                  MOTOR CARGO INDUSTRIES, INC. AND SUBSIDIARIES


                                                                           Nine months ended
                                                                             September 30,
                                                                       --------------------------
                                                                         1998            1997
                                                                       -----------    -----------
                                                                       (unaudited)
Cash flows from financing activities
   Distributions to LLC members                                                -         (458,001)
   Proceeds from issuance of long-term
     obligations                                                               -       24,915,000
   Principal payments on long-term
     obligations                                                      (5,067,940)     (32,733,425)
                                                                      ----------     ------------

               Net cash used in financing activities                  (5,067,940)      (8,276,426)
                                                                      ----------     -------------
               Net decrease in
                 cash and cash equivalents                            (1,898,987)      (3,005,910)

Cash and cash equivalents at beginning of period                       8,616,702        8,771,887
                                                                      ----------     ------------
Cash and cash equivalents at end of period                            $6,717,715     $  5,765,977
                                                                      ==========     ============



Supplemental cash flow information

Cash paid during the period for
   Interest                                                           $  145,010     $    734,837
   Income taxes                                                          801,864        1,695,100




The accompanying notes are an integral part of these statements.

                  MOTOR CARGO INDUSTRIES, INC. AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


1.      UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

        The interim consolidated financial information included herein for the nine month period ended September 30, 1997 is audited. The interim consolidated financial information for all other periods included herein is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary to the fair presentation of the consolidated financial position, results of operations, and cash flows for the interim periods. The consolidated financial statements should be read in conjunction with the Notes to consolidated financial statements included in the audited consolidated financial statements for Motor Cargo Industries, Inc. (the "Company") for the year ended December 31, 1997 which are included in the Company's Annual Report on Form 10-K for such year (the "1997 10-K"). Results of operations for interim periods are not necessarily indicative of annual results of operations. The consolidated balance sheet at December 31, 1997, was extracted from the Company's audited consolidated financial statements contained in the 1997 10-K, and does not include all disclosures required by generally accepted accounting principles for annual consolidated financial statements.

2.      RECLASSIFICATION

        Certain prior period amounts have been reclassified to conform with the current period's presentation.

3.      PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

        Effective August 28, 1997, the Company acquired the membership interests of Ute Trucking and Leasing LLC, a Utah limited liability company ("Ute"). A limited liability company passes through to its members essentially all taxable earnings and losses and pays no tax at the company level. Accordingly, for comparative purposes, a pro forma provision for income taxes using an effective income tax rate of 38% has been determined assuming Ute had been taxed as a C Corporation during the three and nine month periods ended September 30, 1997.

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


                                   FOR THE QUARTER ENDED SEPTEMBER 30, 1998
                                    EARNINGS       SHARES         EARNINGS
                                  (NUMERATOR)   (DENOMINATOR)    PER-SHARE
                                  -----------   -------------    ---------
         BASIC EPS
         Net earnings              $2,023,397     6,990,000       $0.29
                                                                  =====
         EFFECT OF DILUTIVE
         SECURITIES
         Stock options                      -             -
                                   ----------     ---------
         DILUTED EPS
         Net earnings              $2,023,397     6,990,000       $0.29
                                   ==========     =========       =====


                                   FOR THE QUARTER ENDED SEPTEMBER 30, 1997
                                    EARNINGS       SHARES        EARNINGS
                                  (NUMERATOR)   (DENOMINATOR)    PER-SHARE
                                  -----------   -------------    ----------
         PRO FORMA
         BASIC EPS
         Net earnings              $1,808,416     5,820,000       $0.31
                                                                  =====
         EFFECT OF DILUTIVE
         SECURITIES
         Stock options
                                            -             -
                                   ----------     ---------
         DILUTED EPS
         Net earnings              $1,808,416     5,820,000       $0.31
                                   ==========     =========       =====





                                   FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                     1998
                                    EARNINGS       SHARES        EARNINGS
                                  (NUMERATOR)   (DENOMINATOR)    PER-SHARE
                                  -----------   -------------    ---------
         BASIC EPS
         Net earnings              $4,500,457     6,990,000       $0.64
                                                                  =====
         EFFECT OF DILUTIVE
         SECURITIES
         Stock options
                                            -             -
                                   ----------     ---------
         DILUTED EPS
         Net earnings              $4,500,457     6,990,000       $0.64
                                   ==========     =========       =====







                                   FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                     1997
                                    EARNINGS       SHARES        EARNINGS
                                  (NUMERATOR)   (DENOMINATOR)    PER-SHARE
                                  -----------   -------------    ---------
         PRO FORMA
         BASIC EPS
         Net earnings              $4,253,985     5,820,000       $0.73
                                                                  =====
         EFFECT OF DILUTIVE
         SECURITIES
         Stock options
                                            -             -
                                   ----------     ---------
         DILUTED EPS
         Net earnings              $4,253,985     5,820,000       $0.73
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

        In 1997, the Company initiated a program to establish market and operations presence in several major business economic areas ("BEAs") outside of the Company's core service region. Unlike more traditional inter-regional expansion models, the Company intends only to solicit tonnage from these markets moving west into its core service region. The Company intends to utilize third-party truckload carriers to transport freight from these markets to its core service region. The Company anticipates that this strategy of selling into the region will improve lane, route and service center densities in its core service region without requiring the Company to incur the costs associated with building an inter-regional terminal network. The Company commenced operations at its first BEA expansion facility in Dallas in October 1997. In April 1998, the Company commenced operations at its second BEA expansion facility in Chicago. The Company has identified Cincinnati, Ohio for its next BEA expansion facility and has targeted the first quarter of 1999 for startup. Additional BEAs are also being considered for 1999.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated the percentage of operating revenues represented by certain items in the Company's statements of earnings:




                                              THREE MONTHS ENDED       NINE MONTHS ENDED
                                                 SEPTEMBER 30,           SEPTEMBER 30,
                                              --------------------    --------------------
                                                1998       1997         1998       1997
                                                ----       ----         ----       ----
          Operating revenues                    100.0%    100.0%        100.0%    100.0%
          Operating expenses
              Salaries, wages and benefits       43.5      42.2          44.9      42.6
              Operating supplies and expenses    13.4      15.1          13.6      14.9
              Purchased transportation           16.1      14.4          15.7      14.4
              Operating taxes and licenses        3.2       3.1           3.3       3.5
              Insurance and claims                2.8       4.5           3.3       4.3
              Depreciation and amortization       6.7       6.1           6.9       6.7
              Communications and utilities        1.6       1.9           1.7       1.9
              Building rents                      2.0       1.6           2.0       1.6
                                                -----     -----         -----     -----
                    Total operating expenses     89.3      88.9          91.4      89.9
                                                -----     -----         -----     -----
                    Operating income             10.7      11.1           8.6      10.1
          Other income (expense)
              Interest expense                   (0.1)     (0.7)         (0.2)     (1.0)
              Other, net                          0.2       0.3           0.3       0.1
                                                -----     -----         -----     -----
          Earnings before income taxes           10.8      10.7           8.7       9.2
          Income taxes                            4.2       4.6           3.4       3.6
                                                -----     -----         -----     -----
          Net earnings                            6.6       6.1           5.3       5.6
                                                =====     =====         =====     =====

Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

        Operating revenues increased 9.1% to $30.7 million for the three months ended September 30, 1998, compared to $28.2 million for the same period in 1997. The increase was attributable to an increased volume of freight within the Company's core service region, as well as new freight from the Company's BEA expansion facilities in Dallas, Texas and Chicago, Illinois. The number of shipments during the third quarter of 1998 increased by 4.2% to 236,500 compared to 227,200 for the third quarter of 1997. The number of shipments and operating revenues for the third quarter of 1997 reflect increased freight volumes resulting from a UPS labor strike. Excluding the effects of the strike, the number of shipments increased approximately 10.9% and operating revenues increased approximately 11.6% compared to the third quarters of 1997.


        Revenues contributed by MCDS increased to $968,000 for the third quarter of 1998, compared to $950,000 for the third quarter of 1997. The increase was due primarily to the expanding of service to an existing customer during the third quarter of 1998.

        As a percentage of operating revenues, salaries, wages and benefits increased to 43.5% for the third quarter of 1998 from 42.2% for the third quarter of 1997. This increase was due primarily to a wage increase in the latter part of 1997 and increased staffing to enhance capacity and service capabilities.

        Insurance and claims expense decreased to 2.8% of operating revenues for the three months ended September 30, 1998 from 4.5% for the same period in 1997. Insurance reserves were increased in 1997 to cover two claims, resulting in higher insurance and claims expense for the third quarter of 1997.

        As a percentage of operating revenues, interest expense decreased to 0.1% for the third quarter of 1998 from 0.7% for the third quarter of 1997. This decrease resulted from the pay down of debt with proceeds from the Company's initial public offering in the fourth quarter of 1997.

        Purchased transportation increased to 16.1% of revenues for the three months ended September 30, 1998 as compared to 14.4% for the same period in 1997. This increase was primarily attributable to the use of purchased transportation providing one-way hauling of freight from the Company's new BEA expansion facilities in Dallas and Chicago into the Company's core service region for delivery.

        Total operating expenses increased to 89.3% of operating revenues for the three months ended September 30, 1998 from 88.9% for the same period in 1997. This increase was primarily due to increased salaries, wages and benefits.

        Net earnings increased 11.9% to $2,023,000 for the three months ended September 30, 1998, compared to pro forma net earnings of $1,808,000 for the same period in 1997. Net earnings per share decreased $.02 to $.29 for the third quarter of 1998, compared to pro forma net earnings per share of $.31 for the third quarter of 1997, based on weighted average diluted shares outstanding of 6,990,000 and 5,820,000, respectively.

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

        Operating revenues increased 9.3% to $84.6 million for the nine months ended September 30, 1998, compared to $77.4 million for the same period in 1997. The increase was attributable to an increased volume of freight within the Company's core service region, as well as new freight from the Company's BEA expansion facilities in Dallas and Chicago. The number of shipments during the nine months ended September 30, 1998 increased by 8.3% to 656,600, compared to 606,400 for the same period in 1997.

        Revenues contributed by MCDS decreased to $2,036,000 for the nine months ended September 30, 1998 from $2,324,000 for the same period in 1997. The decrease was due primarily to the termination of a contract with one customer in the first quarter of 1998, which resulted in lower revenues for the first and second quarters of 1998. Revenues from MCDS increased during the third quarter of 1998 due to the expanding of service to an existing customer.

        As a percentage of operating revenues, salaries, wages and benefits increased to 44.9% for the nine months ended September 30, 1998 from 42.6% for the same period of 1997. This increase was due primarily to a wage increase in the latter part of 1997 and increased staffing to enhance capacity and service capabilities.

        Insurance and claims expense decreased to 3.3% of operating revenue for the nine months ended September 30, 1998 from 4.4% for the same period in 1997. Insurance reserves were increased in 1997 to cover two claims resulting in higher insurance and claim expense in 1997.

        As a percentage of operating revenues, interest expense decreased to .2% for the nine months ended September 30, 1998 from 1.0% for the same period in 1997. The decrease resulted from the pay down of debt with proceeds from the Company's initial public offering in the fourth quarter of 1997.

        Purchased transportation increased to 15.7% of revenues for the nine months ended September 30, 1998 as compared to 14.4% for the same period in 1997. This increase was primarily attributable to the use of purchased transportation providing one-way hauling of freight from the Company's new BEA expansion facilities in Dallas and Chicago into the Company's core service region for delivery.

        Total operating expenses increased to 91.4% of operating revenues for the nine months ended September 30, 1998 from 89.9% for the same period in 1997. This increase was primarily due to increased salaries, wages and benefits.

     Net earnings increased 5.8% to $4,500,000 for the nine months ended September 30, 1998, compared to pro forma net earnings of $4,254,000 for the same period in 1997. Net earnings per share decreased $.09 to $.64 for the nine months ended September 30, 1998 compared to pro forma net earnings per share of $.73 for the same period in 1997, based on weighted average diluted shares outstanding of 6,990,000 and 5,820,000, respectively.

Liquidity and Capital Resources

        The Company's primary sources of liquidity are funds provided by operations and bank borrowings. Net cash provided by operating activities was approximately $11.7 million for the first nine months of 1998 compared to $10.0 million for the corresponding period in 1997. Net cash provided by operating activities is primarily attributable to the Company's earnings before depreciation and amortization expense.

        Capital expenditures totaled approximately $8.5 million during the first nine months of 1998 compared to $4.7 million in the comparable period of 1997. The increase in capital expenditures was primarily due to the timing of the delivery of revenue equipment. During 1997, a larger percentage of the Company's capital expenditures for revenue equipment related to equipment delivered in the fourth quarter of 1997. For the nine months ended September 30, 1998, $.9 million of the $8.5 million of capital expenditures was comprised of computer equipment.

        Net cash used in financing activities was $5.1 million for the nine months ended September 30, 1998 compared to $8.3 million for the comparable period of 1997. At September 30, 1998, total borrowings under long-term obligations totaled approximately $1.5 million.

        The Company is a party to a credit agreement with Sanwa Bank California ("Sanwa Bank"). The credit agreement provides for a $5 million revolving line of credit. Any outstanding amounts under the revolving line of credit accrue interest at a variable rate established from time to time by Sanwa Bank; however, the Company may elect to have an advance accrue interest at a fixed rate quoted by Sanwa Bank subject to certain prepayment restrictions. The credit agreement is collateralized by the Company's cash and cash equivalents, receivables, supplies inventory, and all documents, instruments, and chattel paper now owned or hereafter acquired by the Company. At September 30, 1998 there was no outstanding balance under the revolving loan agreement. The Company has not drawn on the revolving line of credit since 1989.

        The Sanwa Bank credit agreement also provides for term loans collateralized by equipment. As of September 30, 1998, the amount available for term loans under the credit agreement was $9.1 million. This amount is reduced by 1/20th each quarter until the year 2002. As of September 30, 1998, the Company had no term loans outstanding pursuant to the credit agreement.

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

Cautionary Statement for Forward Looking Information

        Certain information set forth in this report contains "forward-looking statements" within the meaning of federal securities laws. Such statements are based upon the Company's current expectations and may include information with respect to future revenues, income or loss, capital expenditures, construction or expansion of regional facilities, plans for growth and future operations, financing needs or plans or intentions relating to acquisitions by the Company, as well as assumptions relating to the foregoing. There are a number of risks and uncertainties that could cause actual results to differ materially from those set forth in, contemplated by or underlying the forward-looking statements contained in this report. These risks include, but are not limited to, general economic factors, changes in market or customer demand, availability of employee drivers and independent contractors, capital requirements, competition, labor relations, fuel price fluctuations, environmental hazards, seasonality, claims exposure and insurance costs, risks associated with geographic expansion, government regulation, dependence upon key personnel, and other factors identified from time to time in the Company's press releases and periodic reports filed with the Securities and Exchange Commission. When used in this report, the words "estimates," "expects," "anticipates," "forecasts," "plans," "intends," "believes," and variations of such words or similar expressions are intended to identify forward-looking statements that involve risks and uncertainties. Future events and actual results could differ materially from those set forth in, contemplated by or underlying the forward-looking statements. The Company's forward-looking statements apply only as of the date made. The Company undertakes no obligation to publicly release the results of any revisions to forward-looking statements which may be made to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

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

                                 MOTOR CARGO INDUSTRIES, INC.



                                 By /s/ LYNN H. WHEELER
                                 -----------------------------------------------
                                 LYNN H. WHEELER
                                 Vice President of Finance and Chief
                                 Financial Officer
                                 (Authorized Signatory and
                                 Principal Financial and Accounting Officer)




Date:  November 12 1998

                                INDEX TO EXHIBITS


Exhibits

27             Financial Data Schedule.