Form 10-K
period 1998-12-31
MOTOR CARGO INDUSTRIES INC
filed 1999-03-30
CIK 1047073

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the fiscal year ended December 31, 1998

                                       OR

[  ]        TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934
            For the transition period from___________ to_______________

                        Commission File Number 000-23341

                          MOTOR CARGO INDUSTRIES, INC.
           (Exact Name of the Registrant as Specified in its Charter)

              Utah                                            87-0406479
---------------------------------                        -----------------------
(State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                        Identification No.)

                             845 West Center Street
                           North Salt Lake, Utah 84054
                                 (801) 292-1111
          (Address of principal executive offices and telephone number)

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to section 12(g) of the Act:

                           Common Stock, no par value
                           --------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 17, 1999, the aggregate market value of the Registrant's voting Common Stock held by non-affiliates of the Registrant based upon the last sale price reported for such date on the Nasdaq National Market System was approximately $13,029,286.

The number of shares of the Registrant's Common Stock outstanding as of March 17, 1999 was 6,947,220.


                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant's definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the 1999 Annual Meeting of Shareholders of the Registrant is incorporated by reference into Part III of this Form 10-K.

================================================================================

        This report contains certain forward-looking statements that involve risks and uncertainties, including statements regarding the Company's plans, objectives, goals, strategies and financial performance. The Company's actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Cautionary Statement for Forward-Looking Information" and elsewhere in this report.

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

     The Company utilizes 23 strategically located service centers (also referred to as "terminals") to serve major markets within the Company's core service region. In addition, the Company provides service to smaller markets within its core service region pursuant to agreements with 20 independent agents, most of which act as exclusive agents for the Company. See Item 1 "Business - Operations."

     In 1997, the Company initiated a program to establish market and operations presence in several major business economic areas ("BEAs") outside of the Company's core service region. Unlike more traditional inter-regional expansion models, the Company intends only to solicit tonnage from these markets moving west into its core service region. The Company intends to utilize third-party truckload carriers to transport freight from these markets to its core service region. The Company anticipates that this strategy of selling into the region will improve lane, route and service center densities in its core service region without requiring the Company to incur the costs associated with building an inter-regional terminal network. The Company opened its BEA expansion facilities in Dallas and Chicago in October 1997 and April 1998, respectively. The next BEA expansion facility is scheduled to open in Cincinnati, Ohio in mid-1999. The Company intends to continue to evaluate other major distribution centers for additional BEA expansion facilities.

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

        LTL companies are generally categorized as regional, inter-regional or national carriers, based upon length of haul and service territory. Carriers with average lengths of haul less than 500 miles are referred to as regional carriers and generally provide either overnight or second day service. Regional LTL carriers usually are able to load freight for direct transport to a destination terminal, thereby avoiding the costly and time-consuming use of breakbulk terminals (where freight is rehandled and reloaded for delivery to its ultimate destination). Carriers with average lengths of haul between 500 and 1,000 miles are generally referred to as inter-regional carriers. National carriers, with average lengths of haul greater than 1,000 miles, generally operate coast-to-coast relying on networks of breakbulk and satellite terminals. Due to the geographical size of the western United States and the length of haul associated with the Company's BEA expansion facilities, the Company has a longer average length of haul than most other regional carriers. For the year ended December 31, 1998, the Company had an average length of haul of approximately 700 miles.

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

        In addition to the Company's 23 service centers, the Company also utilizes 20 independent agents in smaller markets in which the Company does not operate service centers. These agents are independent businesses which operate within a specific area as the Company's pick-up and delivery agent. Shipments are coordinated through these agents in the same manner as the Company's service centers. Agents are compensated based upon a percentage of freight bill revenue and are required to maintain standards established by the Company. The Company believes that its utilization of agents in smaller markets helps the Company maintain a lower fixed cost structure and emphasize variable costs while improving the level of local market presence and allowing the Company to provide its customer base with broader geographical coverage. The table indicates the location of each of the Company's service centers and agents within its core service region:


                     SERVICE CENTERS                   AGENTS
                     ---------------                  -------
               Albuquerque, New Mexico            Battle Mountain, Nevada
               Bakersfield, California            Beatty, Nevada
               Benicia, California                Bishop, California
               Colorado Springs, Colorado         Boise, Idaho
               Denver, Colorado                   Cedar City, Utah
               El Paso, Texas                     Elko, Nevada
               Fresno, California                 Ely, Nevada
               Grand Junction, Colorado           Eugene, Oregon
               Kent, Washington                   Flagstaff, Arizona
               Las Vegas, Nevada                  Hawthorne, Nevada
               Medford, Oregon                    Hermiston, Oregon
               Newark, California                 Kingman, Arizona
               North Salt Lake, Utah              Las Vegas, New Mexico
               Oxnard, California                 Lovelock, Nevada
               Phoenix, Arizona                   Redding, California
               Pico Rivera, California            Ridgecrest, California
               Portland, Oregon                   Tonopah, Nevada
               Reno, Nevada                       Wells, Nevada
               Rialto, California                 Wendover, Utah
               Sacramento, California             Winnemucca, Nevada
               San Diego, California
               Spokane, Washington
               Tucson, Arizona

        The Company also maintains BEA expansion facilities in Dallas and Chicago. These facilities function similarly to the Company's other service centers with respect to pick-up and shipping operations; however, the Company does not regularly transport freight from its other service centers to these facilities for delivery. The Company transports freight from the BEA expansion facilities to service centers within its core service region using primarily purchased linehaul transportation.

        Approximately 40% of the Company's shipments are currently delivered overnight. The Company uses two-man "sleeper" teams to transport the remaining second and third day deliveries to outlying service centers and agents. Over 80% of the Company's shipments are currently delivered within two days. When necessary, the Company contracts with third parties for transportation services ("purchased linehaul transportation") to supplement peak demand periods and address lane imbalances. The Company obtains purchased linehaul transportation from several sources, including truckload carriers and independent contractors. By utilizing purchased linehaul transportation, the Company is able to reduce "empty miles" and improve load factors.

        The Company selectively solicits business from customers to reduce operational inefficiencies by improving the mix of shipment and lane density, shipment size and lane flow. During the year ended December 31,

1998, the Company handled an average of approximately 3,440 shipments per day with an average weight per shipment of approximately 1,147 lbs. and average revenue per bill of approximately $125.31. The Company's revenue per hundredweight was $10.92 for the year ended December 31, 1998.

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

        Through a program referred to as "Motor Cargo USA," the Company also provides customers with service to points outside its core service region. The Company enters into interline agreements with other carriers to provide delivery of freight outside of the Company's core service region.

        In 1995, the Company began providing customized logistics, warehousing and distribution management services through its subsidiary MCDS. MCDS currently provides "just-in-time" delivery services for a small number of specialty retailers. One customer currently accounts for more than 77% of the operating revenues of MCDS. For the year ended December 31, 1998, $3.1 million or 2.7% of the Company's revenues were generated by MCDS.

CUSTOMERS AND MARKETING

        The Company has approximately 3,500 regular customers with an average monthly revenue billing of $1,000 or more. The Company's customers are not concentrated in any one area or industry and no one customer accounts for over 6% of total revenues.

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

        The Company's senior management is actively involved in the Company's sales and marketing activities. In order to attract new customers, the Company relies on its ability to provide quality service and on selective targeting of potential accounts. The Company's account executives are managed by five regional directors of sales. The account executives are responsible for developing new business and maintaining relations with existing customers. The Company also employs three corporate account managers in its corporate account office in Chicago. These corporate account managers solicit business from corporate level decision-makers who are responsible for freight shipments to locations within the Company's core service region.

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

DRIVERS, INDEPENDENT CONTRACTORS AND OTHER PERSONNEL

        At December 31, 1998, the Company employed 1,571 persons in the following categories:

                    CATEGORY                          NO. OF EMPLOYEES
                    --------                          ----------------
         Full time drivers                                  487
         Part time drivers and dock workers                 581
         Salaried and clerical                              371
         Warehousemen                                        11
         Mechanics                                           61
         Sales and sales management                          60

        At December 31, 1998, the Company employed 110 linehaul drivers and 522 pick-up and delivery drivers. The Company selects its drivers based upon experience and driving records. Pursuant to DOT regulations, drivers are required to pass drug tests prior to employment and periodically thereafter. The trucking industry experiences driver shortages from time to time; however, the Company has maintained an adequate and qualified driver force. The Company compensates linehaul drivers on a per mile basis. Pick-up and delivery drivers are compensated on an hourly basis.

        In addition to its employee drivers, the Company utilized approximately 90 linehaul drivers, as of December 31, 1998, pursuant to an agreement with FHF Transportation, Inc. ("FHF"). These drivers operate tractors owned by the Company but are not employees of the Company. The Company makes payments to FHF based upon mileage.

        The Company supplements its linehaul fleet with the use of approximately 75 independent contractors. Because independent contractors provide their own tractor, independent contractors provide the Company with an alternative method of obtaining the use of additional revenue equipment with reduced capital investment. This approach reduces costs and maximizes flexibility by quickly providing additional linehaul capacity during periods of peak demand. Further, because independent contractors are compensated at a contracted rate per mile, the use of independent contractors helps the Company reduce fixed overhead and improve asset utilization. Independent contractors also allow the Company to better adjust to seasonal fluctuations in shipping volumes.

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

SAFETY AND INSURANCE

        The Company emphasizes safety in all aspects of its operations. The Company employs a Director of Safety and Compliance who has over 25 years of safety-related experience with the Company. Each of the Company's terminals conducts its own safety program and all tractors in use are inspected daily by Company personnel. The Company has also established guidelines for hauling hazardous materials. The Company earned the highest DOT safety and fitness rating of "satisfactory" during its last audit.

        The Company currently maintains liability insurance for bodily injury and property damage in the amount of $30 million, with a self retention amount of $250,000 per incident, and cargo insurance in the amount of $1 million, with a self retention amount of $100,000, per load. The Company is self-insured with respect to physical damage to its properties. The Company also maintains workers' compensation insurance, with a deductible of $250,000 in Nevada, and without a deductible in Washington. The Company is responsible for workers' compensation claims in other states in which the Company operates up to an aggregate of approximately $1.9 million per year, and the Company maintains insurance for workers' compensation payments in excess of such amount.

REVENUE EQUIPMENT

        At December 31, 1998, the Company operated a fleet of 629 tractors and trucks and 2,361 trailers. The Company uses new linehaul tractors in linehaul operations for approximately five years. After five years of use, the Company trades-in used linehaul tractors and purchases new linehaul tractors. The table below reflects, as of December 31, 1998, the average age of the type of equipment, and the number of respective units:

                                                         NUMBER     AVERAGE
       TYPE OF EQUIPMENT (CATEGORIZED BY PRIMARY USE)   OF UNITS     AGE
       ----------------------------------------------   --------    -------
      Linehaul tractors                                     171      2.1
      Pick-up and delivery tractors                         362      2.8
      Pick-up and delivery trucks                            96      4.8
      Trailers                                            2,361      7.8

        The Company lowers its cost structure through the use of 28 foot trailers in doubles combinations and, where permitted by state regulations, triples combinations in its linehaul operations. These 28 foot trailers allow for more direct loading and minimize handling costs and exposure. In addition, the Company improves linehaul trailer utilization and reduces potential damages and subsequent cargo claims expenses by using logistic deck trailers and pallet decks. This specialized equipment minimizes damage and maximizes trailer utilization.

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

FUEL AVAILABILITY AND COST

        Fuel comprises 1.5% to 3% of the Company's total operating expenses. Generally, in order to obtain lower fuel costs and greater flexibility in fueling its fleet, the Company purchases its own fuel in bulk and requires its drivers to fuel at Company terminals. The Company emphasizes fuel economy through the use of modern, fuel-efficient equipment, driver and mechanic training programs and aerodynamic improvements. Although fuel constitutes a much lower percentage of costs to the Company than it would to a full truckload carrier, increases in fuel prices or fuel taxes, shortages of fuel or rationing of petroleum products could have a material adverse effect on the operations and profitability of the Company.

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

COMPETITION

        The transportation industry is highly competitive on the basis of both price and service. The Company competes with regional, inter-regional and national LTL carriers and, to a lesser extent, with truckload carriers, railroads and overnight delivery companies. Several large LTL carriers operate within the Company's core service region. Some of the Company's competitors are divisions or subsidiaries of larger trucking companies. Many of the Company's competitors have greater financial resources, more equipment and greater freight capacity than the Company. Certain carriers occasionally experience periods of over capacity during which these carriers reduce prices in order to increase utilization of revenue equipment. The Company believes that it is able to compete effectively in its markets by providing high quality customized service at competitive prices.

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

        Effective January 1, 1995, Section 601 of the Federal Aviation Administrative Authorization Act and the Trucking Industry Regulatory Reform Act ("TIRRA") substantially deregulated intrastate operating authority. Prior to TIRRA, the Company maintained intrastate authority in California, Nevada and Utah. Subsequent to TIRRA, the Company obtained intrastate authority in Colorado, Oregon, New Mexico, Washington and Texas.

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

        Interstate motor carrier operations are subject to safety requirements prescribed by the DOT. Such matters as weight and dimensions of equipment are also subject to federal and state regulation. The use of triple trailers is subject to state regulation and is prohibited by several states within the Company's core service region. The Company is subject to federal, state and local environmental laws and regulations governing the management of hazardous wastes, other discharge of pollutants into the air and surface and underground waters, and the disposal of certain substances. These regulations extend to the Company's above-ground and underground fuel storage tanks. The Company has completed modifications of underground storage tanks at several of its facilities in order to comply with new federal regulations which became effective at the end of 1998. In most cases, the Company replaced its underground storage tanks with above-ground tanks. The Company believes that all of its fuel storage tanks are in compliance with the new regulations. The Company also believes that it is in material compliance with all other applicable environmental laws and regulations and does not believe that the cost of future compliance should have a material adverse effect on the Company's operations or financial condition.

ITEM 2. PROPERTIES

        The Company owns its executive offices, located in North Salt Lake, Utah, consisting of a two-story building of approximately 21,377 square feet. Of the 23 service centers used by the Company within its core service region as of December 31, 1998, eight were owned, 13 were leased and two had multiple facilities that were partially owned and partially leased by the Company. These facilities range in size according to the markets served. The Company has not experienced and does not anticipate difficulties in renewing existing leases on favorable terms or obtaining new facilities as and when required. The following table sets forth the location of each service center owned or leased by the Company as of December 31, 1998.

                                      # OF    OWNED OR        LEASE
                  LOCATION            DOORS    LEASED      EXPIRATION
                  --------            -----   --------     ----------
              Pico Rivera, CA           102     Leased    December 2013
              Rialto, CA                 78     Owned
              North Salt Lake, UT        77     Owned
              Denver, CO
                Building 1               43     Leased    November 2000
                Building 2               36     Owned
              Newark, CA                 35     Owned
              Portland, OR               34     Owned
              Reno, NV                   32     Leased    December 1999
              Sacramento, CA             30     Owned
              Kent, WA                   30     Owned
              Benicia, CA                28     Leased    August 2001
              Phoenix, AZ
                Building 1               24     Leased    February 1999
                Building 2               14     Leased    Month-to-month
              El Paso, TX                20     Owned
              Las Vegas, NV              20     Owned
              San Diego, CA              20     Leased    May 2001
              Fresno, CA                 20     Leased    October 2001
              Albuquerque, NM            12     Leased    October 2001
              Oxnard, CA                  9     Leased    May 2000
              Bakersfield, CA             9     Leased    October 2000
              Tucson, AZ                  8     Leased    August 2000
              Medford, OR                 8     Leased    July 2001
              Spokane, WA                 8     Leased    Month-to-month
              Colorado Springs, CO        7     Leased    August 2001
              Grand Junction, CO          3     Leased    May 1999

        The Company also maintains BEA expansion facilities in Dallas and Chicago. The Dallas facility has 23 doors and is leased by the Company pursuant to a lease which expires in May 2000. The Chicago location has 20 doors and the Company's lease expires in November 2001.

        In addition to the service center facilities leased by the Company as described above, the Company also leases a sales office in Chicago pursuant to a lease which expires in November 2001. The Company's subsidiary, MCDS, leases an aggregate of 161,286 square feet of warehouse space in southern California pursuant to two leases which expire in January 2001 and February 2001. In addition, MCDS leases 60,000 square feet of warehouse space in York, Pennsylvania, pursuant to a lease that expires in June 2001, and 5,800 square feet of warehouse space in Las Vegas, Nevada pursuant to a month-to-month lease.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

        The Company did not submit any matter to a vote of security holders during the fourth quarter of 1998.


ITEM 10.   EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth certain information with respect to the present executive officers and certain key employees of the Company:


NAME                             AGE                POSITION
----                             ---                --------
Harold R. Tate                   72    Chairman of the Board, Director
Marshall L. Tate                 36    President and Chief Executive Officer, Director
William J. Mahan                 53    Executive Vice President and Chief Operating
                                       Officer
Louis V. Holdener                60    Vice President, President of Motor Cargo
Marvin L. Friedland              56    Vice President and General Counsel, Secretary,
                                       Director
Lynn H. Wheeler                  57    Vice President and Chief Financial Officer
R. Scott Price                   35    Vice President of Sales and Marketing
Steven E. Wynn(1)                49    Vice President of Human Resources (Motor Cargo)
Kevin L. Avery(1)                41    Vice President of Traffic (Motor Cargo)
Jim D. Matt(1)                   44    Vice President of Sales (Motor Cargo)

(1) Messers Wynn, Avery and Matt are officers of the Company's principal operating subsidiary, Motor Cargo, and are not officers of the Company.

        Harold R. Tate has over 50 years of experience in the trucking industry and has served as Chairman of the Board of the Company and its predecessors since 1947. Mr. Tate served as Chief Executive Officer of the Company and its predecessors from 1947 to March 1997. Mr. Tate also serves as a member of the Board of Trustees of the Buffalo Bill Historical Center. Harold R. Tate is the father of Marshall L. Tate, President and Chief Executive Officer of the Company.

        Marshall L. Tate has over 14 years experience in the trucking industry. Mr. Tate has been employed by the Company since 1984, has served as its President and Chief Executive Officer since March 1997, and was appointed to the Board of Directors of the Company in 1996. Prior to becoming the Company's President and Chief Executive Officer, Mr. Tate served in various divisional positions as well as Vice President of Sales and Marketing and Executive Vice President of Corporate Development for Motor Cargo. In 1995, Mr. Tate directed the start-up of the Company's logistics warehousing and distribution management services subsidiary, MC Distribution Services. Marshall L. Tate is the son of Harold R. Tate, the majority shareholder and Chairman of the Board of Directors of the Company.

        William J. Mahan has over 30 years experience in the trucking industry. Mr. Mahan joined the Company in February 1999 as Executive Vice President and Chief Operating Officer. Prior to joining the Company, Mr. Mahan held a series of positions with Viking Freight, a subsidiary of FDX Corp., including Vice President of Operations, Senior Vice President of Operations, President of Spartan Express (a Viking Freight subsidiary) and, most recently, Executive Vice President of Viking Freight.

        Louis V. Holdener has over 33 years experience in the trucking industry. Mr. Holdener has been employed by the Company since 1965, has served as President of Motor Cargo, the Company's primary operating subsidiary, since 1991, and was named Vice President of the Company in 1997. Prior to 1991, Mr. Holdener served in various positions with the Company, including Vice President of Operations of Motor Cargo.

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

        R. Scott Price joined the Company in 1986 and has served as a Vice President of Sales and Marketing of the Company since February 1999. From October 1997 to February 1999, Mr. Price served as a Vice President of the Company responsible for overseeing MCDS. From 1995 to 1997, Mr. Price served as Vice President of Sales of Motor Cargo. From 1986 to 1995, Mr. Price held various positions with Motor Cargo, including Service Center Manager and Director of Corporate Accounts.

        Steven E. Wynn has been employed by Motor Cargo since 1973 and has served as Vice President of Human Resources of Motor Cargo since February 1999. From 1991 to 1999, Mr. Wynn served as Vice President of Operations of Motor Cargo. From 1973 to 1991, Mr. Wynn served in various positions, including Director of Linehaul Operations and Director of Operations for Motor Cargo.

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


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS

        The Company's Common Stock is traded on the Nasdaq Stock Market (National Market) under the symbol "CRGO". At March 17, 1999, there were approximately 400 holders of the common stock, including 21 shareholders of record.

        Prior to the Company's initial public offering there was no established trading market for the Company's Common Stock. The Company's Common Stock began trading on the Nasdaq Stock Market on November 25, 1997. The following table sets forth the high and low sales prices for the Company's common stock as reported by the Nasdaq National Market System for the period from November 25, 1997 through December 31, 1997, and by quarter for the year ended December 31, 1998.

                                                     YEAR ENDED
                               --------------------------------------------------------
                                  DECEMBER 31, 1998                   DECEMBER 31, 1997
        QUARTER                -----------------------          -----------------------
         ENDED                  HIGH            LOW                HIGH            LOW
         -----                 -------        --------          --------          -----
         3/31                  $13.750        $10.750
         6/30                    13.00          10.00
         9/30                   12.125          7.875
        12/31(1)                  9.50           6.50             $12.125        $11.50


(1)     The Company's Common Stock commenced trading on November 25, 1997.

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

                      SELECTED CONSOLIDATED FINANCIAL DATA
                    (in thousands, except per share amounts)

                                                                                  Year ended December 31,
                                                           ------------------------------------------------------------------
                                                             1994          1995          1996           1997           1998
                                                           --------      --------      --------      ---------      ---------
STATEMENT OF EARNINGS DATA:
    Operating revenues                                     $ 82,984      $ 80,808      $ 92,310      $ 105,381        114,725
    Operating expenses
       Salaries, wages and benefits                          36,055        35,495        39,666         45,247         51,747
       Operating supplies and expenses                       12,145        12,669        14,947         15,706         15,974
       Purchased transportation                              12,238        11,532        14,164         15,389         17,974
       Operating taxes and licenses                           3,068         3,178         3,531          3,519          3,885
       Insurance and claims                                   2,685         1,842         2,785          4,478          3,651
       Depreciation and amortization                          4,974         5,930         6,578          6,998          7,928
       Communications and utilities                           1,314         1,521         1,784          1,896          1,924
       Building rents                                         1,093         1,274         1,540          1,745          2,365
                                                           --------      --------      --------      ---------      ---------
          Total operating expenses                           73,572        73,441        84,995         94,978        105,448
                                                           --------      --------      --------      ---------      ---------
          Operating income                                    9,412         7,367         7,315         10,403          9,277
    Other income (expense)
          Interest expense                                   (1,392)       (1,500)       (1,430)        (1,051)          (154)
          Other, net                                            104           107           (32)           221            326
                                                           --------      --------      --------      ---------      ---------
    Earnings before income taxes                              8,124         5,974         5,853          9,573          9,449
    Income taxes                                              2,943         2,094         2,118          3,805          3,660
                                                           --------      --------      --------      ---------      ---------
    Net earnings                                           $  5,181      $  3,880      $  3,735      $   5,768      $   5,789
                                                           ========      ========      ========      =========      =========

    Earnings per common share - basic and diluted                                                                   $     .83
    Weighted-average shares outstanding - diluted                                                                       6,992

    Pro forma (1)
       Earnings before income taxes                        $  8,124      $  5,974      $   5,853     $    9,573
       Income taxes                                           3,125         2,303          2,256          3,952
                                                           --------      --------      ---------      ---------
       Net earnings                                        $  4,999      $  3,671      $   3,597     $    5,621
                                                           ========      ========      =========      =========
       Earnings per common share - basic                   $   0.86      $   0.63      $    0.62      $    0.95
                                                           ========      ========      =========      =========
       Weighted-average shares outstanding - basic            5,820         5,820          5,820          5,939
                                                           ========      ========      =========      =========
       Earnings per common share - diluted                 $   0.86      $   0.63      $    0.62      $    0.95
                                                           ========      ========      =========      =========
       Weighted-average shares outstanding - diluted          5,820         5,820          5,820          5,939
                                                           ========      ========      =========      =========



                                                                                 December 31,
                                                       ------------------------------------------------------
                                                          1994        1995        1996        1997       1998
                                                       -------     -------     -------     -------     ------
BALANCE SHEET DATA:
    Current assets                                     $18,741     $20,233     $23,197     $26,965     26,775
    Current liabilities                                 13,414      14,752      15,752      11,597     10,741
    Total assets                                        49,391      59,507      63,834      68,069     72,660
    Long-term obligations, less current maturities      14,044      17,724      16,820       6,492      5,390
    Total liabilities                                   30,631      36,784      37,794      24,618     23,386
    Stockholders' equity                                18,760      22,723      26,040      43,451     49,275

(1) Effective August 28, 1997, the Company acquired the membership interests of Ute, a Utah limited liability company. A limited liability company passes through to its members essentially all taxable earnings and losses and pays no tax at the company level. Accordingly, for comparative purposes, a pro forma provision for income taxes using an effective income tax rate of 38% has been determined assuming Ute had been taxed as a C corporation for all periods presented.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The purpose of this section is to discuss and analyze the Company's consolidated financial condition, liquidity and capital resources and results of operations. This analysis should be read in conjunction with the consolidated financial statements and related notes which appear elsewhere in this report. This section contains certain forward-looking statements that involve risks and uncertainties, including statements regarding the Company's plans, objectives, goals, strategies and financial performance. The Company's actual results could differ materially from the results anticipated in these forward-looking statements as a result of factors set forth under "Cautionary Statement for Forward-Looking Information" below and elsewhere in this report.

OVERVIEW

        The Company's results of operations for 1996, 1997 and 1998 reflect fluctuations within the motor carrier industry and significant changes within the Company's operations. In the second half of 1995 the Company initiated a significant expansion of its terminal network in order to increase coverage within its core service region. As part of this expansion, the Company opened new service centers in Rialto, California; Oxnard, California; Bakersfield, California; Fresno, California; and Grand Junction, Colorado. Costs associated with the Company's new service centers continued to affect earnings in 1996 as several of these service centers were in the early stages of operation. Earnings in 1996 were also adversely affected by sluggish demand for LTL carrier services throughout the year, which resulted in severe pricing pressures, and by escalating fuel prices in the latter half of 1996.

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

        During 1998, the Company experienced moderate revenue growth resulting from an increased volume of freight within the Company's core service region, as well as new freight from the Company's BEA expansion facilities in Dallas and Chicago. The Company's operating income decreased in 1998, however, due to increased costs associated with efforts to optimize and reorganize linehaul operations, as well as staffing increases to provide for higher quality of service and expansion of the BEA facilities in Dallas and Chicago. As a result, the Company experienced only a slight increase in net earnings during 1998, compared to 1997.

        The Company's management believes that its expanded terminal network provides the Company with the necessary infrastructure for continued growth within its core service region. With an established terminal network in place to provide high quality service throughout its core service region, the Company intends to continue its focus on improving route, lane and service center densities by increasing the amount of business handled by the Company within its core service region. The Company intends to achieve this growth by increasing the amount of business generated by existing customers within its core service region and acquiring new customers outside its core service region for the purpose of soliciting new business into its core service region. The Company intends to continue its rigorous analysis of costs and profitability associated with each customer, lane and shipment.

RESULTS OF OPERATIONS

        The following table sets forth the percentage relationship of certain items to revenues for the periods indicated:


                                                  YEAR ENDED DECEMBER 31,
                                           --------------------------------------
                                            1996            1997            1998
                                           ------          ------          ------
Operating revenues                          100.0%          100.0%          100.0%
Operating expenses
    Salaries, wages and benefits             43.0            42.9            45.1
    Operating supplies and expenses          16.2            14.9            13.9
    Purchased transportation                 15.3            14.6            15.7
    Depreciation and  amortization            7.1             6.6             6.9
    Insurance and claims                      3.0             4.2             3.2
    Operating taxes and licenses              3.9             3.3             3.4
    Communications and utilities              1.9             1.9             1.7
    Building rents                            1.7             1.7             2.0
                                           ------          ------          ------
          Total operating expenses           92.1            90.1            91.9
                                           ------          ------          ------

Operating income                              7.9             9.9             8.1
Other income (expense)
    Interest expense                         (1.6)           (1.0)           (0.1)
    Other, net                                0.0             0.2             0.3
                                           ------          ------          ------
Earnings before income taxes                  6.3             9.1             8.3
Income taxes                                  2.3             3.6             3.2
                                           ------          ------          ------
Net earnings                                  4.0%            5.5%            5.1%
                                           ======          ======          ======


Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

        Operating revenues increased 8.9% in 1998 to $114.7 million from $105.4 million in 1997. The increase was attributable to new freight from the Company's BEA expansion facilities in Dallas, Texas and Chicago, Illinois, as well as increased freight volume within the Company's core service region. The number of shipments during 1998 increased by 9.5% to 893,957, compared to 816,567 for 1997. Revenue per hundred weight decreased to $10.92 in 1998 from $10.96 for 1997.

        The Company's warehousing and distribution management company, MCDS, contributed $3.1 million of the $114.7 million in operating revenues for the year ended December 31, 1998 compared to $3.4 million for the year ended December 31, 1997. The decrease was due primarily to the termination of a contract with one customer in the first quarter of 1998, which resulted in lower revenues for the first and second quarters of 1998. Revenues from MCDS increased during the third and fourth quarters of 1998 due to the expanding of service to an existing customer.

        Tonnage increased by 10.0% to 512,705 in 1998, compared to 466,131 in 1997. Average revenue per bill increased .1% to $125.31 in 1998 compared to $125.15 in 1997. Demand for freight was sluggish during 1998 limiting the growth in revenue and increasing the stress on margins.

        As a percentage of operating revenues, salaries, wages, and benefits increased to 45.1% for the year ended December 31, 1998 from 42.9% for 1997. Salaries and wage rates increased approximately 4% in 1998. In addition, staffing increases were made to provide for new facilities in Chicago, Illinois and Benecia, California, along with staffing increases at other service centers to maximize quality of service. The Company also incurred additional labor costs in connection with the Company's efforts to optimize and reorganize linehaul operations.

        Operating supplies and expenses, which include agent commissions, tires, parts, repairs and fuel and other general operating expenses, decreased in 1998 to 13.9% of operating revenue compared to 14.9% for 1997. The decrease was primarily due to lower fuel costs and decreased agent commissions. Purchased transportation increased to 15.7% of operating revenues in 1998 from 14.6% for 1997. This increase was primarily attributable to the use of purchased transportation providing one-way hauling of freight from the Company's BEA expansion facilities in Dallas and Chicago into the Company's core service region for delivery.

        Insurance and claims decreased to 3.2% of revenue for 1998 compared to 4.2% for 1997. Insurance and claims expenses were higher in 1997 due to an increase in insurance reserves in 1997 for two accidents which occurred in prior years.

        Interest expense decreased to .1% as a percentage of operating revenues in 1998 compared to 1.0% for 1997. The decrease was attributable to lower debt levels. Approximately $7.3 million of the Company's debt was paid off in December 1997 with proceeds from the Company's initial public offering. Strong operating cash flows also contributed to lower debt levels during 1998. At December 31, 1998, total obligations were $5.5 million compared to $6.6 million at December 31, 1997.

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

        As a percentage of operating revenues, depreciation and amortization decreased to 6.6% for the year ended December 31, 1997 compared to 7.1% for 1996. This decrease was due largely to increased revenue levels and continued improvement in asset utilization.

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

LIQUIDITY AND CAPITAL RESOURCES

        The Company's primary sources of liquidity have been funds provided by operations and bank borrowings. Net cash provided by operating activities was approximately $10.2 million, $12.6 million and $12.6 million in 1996, 1997 and 1998, respectively. Net cash provided by operating activities is primarily attributable to the Company's earnings before depreciation and amortization expense.

        Capital expenditures totaled approximately $9.7 million, $7.9 million and $13.7 million during 1996, 1997 and 1998, respectively. The majority of the Company's capital expenditures are financed with cash provided by operating activities and long-term debt. The Company's budget for total capital expenditures is approximately $14 million for 1999. These capital expenditures will consist primarily of the acquisition of new revenue equipment and construction of terminal facilities.

        Net cash used in financing activities was $0.6 million, $5.4 million and $1.1 million in 1996, 1997 and 1998, respectively. At December 31, 1998, the Company had outstanding long-term obligations (including current maturities) consisting of approximately $5.5 million, most of which comprised obligations for the purchase of revenue equipment. See Note F to the Company's Consolidated Financial Statements.

        The Company leases a small portion of the revenue equipment used in its operations. At December 31, 1998, the Company's future minimum lease payments under operating leases relating to equipment amounted to $2.9 million. See Note D to the Company's Consolidated Financial Statements.

        The Company is a party to a loan agreement with Zions First National Bank ("Zions") that provides for a revolving line of credit in an amount not exceeding $5 million. The loan agreement provides for the issuance of letters of credit and may be used for this purpose, as well as to fund the working capital needs of the Company. As of December 31, 1998, there was no outstanding balance under this revolving line of credit.

        Zions has also provided a second revolving line of credit to the Company in an amount not to exceed $20 million. The Company intends to use amounts available under this credit facility, if necessary, primarily to purchase equipment used in operations. As of December 31, 1998, the Company had $4 million in loans outstanding under this facility.

        All amounts outstanding under the two loan facilities described above accrue interest at a variable rate established from time to time by Zions. The Company does have the option, however, to request that specific advances accrue interest at a fixed rate quoted by Zions subject to certain prepayment restrictions. All amounts outstanding under the two loan facilities are collateralized by the Company's inventory, chattel paper, accounts receivable and equipment now owned or hereafter acquired by the Company.

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

SEASONALITY

        The Company experiences some seasonal fluctuations in freight volume. Historically, the Company's shipments decrease during the winter months. In addition, the Company's operating expenses historically have been higher in the winter months due to decreased fuel efficiency and increased maintenance costs for revenue equipment in colder weather. The Company's operating revenue and net earnings may vary as a result of seasonal factors, and accordingly, results of operations are subject to fluctuation, and results in any period should not be considered indicative of the results to be expected for any future period.

THE YEAR 2000 ISSUE

        The Company utilizes computer hardware and software in its operations. Certain computer applications could fail or create erroneous results due to the upcoming change in the century (the "Year 2000 Issue"). The Company has performed an analysis and has implemented procedures to address the Year 2000 Issue. The Company regularly upgrades its computer hardware and believes that it will not incur any additional expenses to modify computer hardware due to the Year 2000 Issue. In addition, the Company has received commitments from software vendors that will allow the Company to upgrade third-party software programs with minimal expense to the Company. The Company anticipates, however, that it will incur expenses of approximately $100,000 to upgrade and test certain proprietary software developed for the Company. As of December 31, 1998, approximately $60,000 of these expenses had been incurred. The Company has completed the modification of its proprietary software and will begin testing such software in early 1999. The Company is also contacting vendors and customers to determine the extent to which the Company may be vulnerable to third party year 2000 issues. Based upon current information, the Company believes that all hardware and software modifications necessary to operate and effectively manage the Company will be performed by the year 2000 and that related costs will not have a material impact on the results of operations, cash flow, or financial condition of the Company.

CAUTIONARY STATEMENT FOR FORWARD LOOKING INFORMATION

        Certain information set forth in this Annual Report on Form 10-K contains "forward-looking statements" within the meaning of federal securities laws. Forward looking statements include statements concerning plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions by the Company and other information that is not historical information. When used in this report, the words "estimates," "expects," "anticipates," "forecasts," "plans," "intends," "believes" and variations of such words or similar expressions are intended to identify forward-looking statements. Additional forward-looking statements may be made by the Company from time to time. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of the Company, are also expressly qualified by these cautionary statements.

        The Company's forward-looking statements are based upon the Company's current expectations and various assumptions. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs and projections will result or be achieved or accomplished. The Company's forward-looking statements apply only as of the date made. The Company undertakes no obligation to publicly update or revise forward-looking statements which may be made to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

        There are a number of risks and uncertainties that could cause actual results to differ materially from those set forth in, contemplated by or underlying the forward-looking statements contained in this report. In addition to the other factors and matters discussed elsewhere in this report, the following factors are among the factors that could cause actual results to differ materially from the forward-looking statements. Any forward-looking statements made by or on behalf of the Company should be considered in light of these factors.

     Economic Factors and Fuel Price Fluctuations

        The availability and price of fuel, insurance costs, interest rates, fluctuations in customers' business cycles and national and regional economic conditions are economic factors over which the Company has little or no control. Significant increases in fuel prices, interest rates or increases in insurance costs, to the extent not offset by increases in freight rates, or disruptions in fuel supply, would adversely affect the Company's results of operations. A significant downturn in customers' businesses, temporary inventory imbalances (resulting from a recession or otherwise), or decreased demand for LTL carrier services could also have a material adverse affect on the Company.

     Availability of Employee Drivers and Independent Contractors

        The Company utilizes the services of both employee drivers and independent contractors. Competition for employee drivers and independent contractors is intense in the trucking industry, and the Company occasionally experiences difficulty attracting or retaining enough qualified employee drivers and independent contractors. There can be no assurance that the Company will not be affected by a shortage of qualified employee drivers or independent contractors in the future, which could result in temporary underutilization of revenue equipment, difficulty in meeting shipper demands and increased compensation levels. Prolonged difficulty in attracting or retaining qualified employee drivers or independent contractors could have a materially adverse effect on the Company's operations.

     Risks Associated with Geographic Expansion

        As part of the Company's growth strategy, the Company has established market and operational presence in certain metropolitan areas outside its core service region. The Company is also considering other major distribution centers for additional facilities. Unlike more traditional inter-regional expansion models, the Company intends only to solicit tonnage from these markets moving west into its core service region. The Company has limited experience with this new operating concept, and no assurance can be given that such operations will be successful in the long-term.

     Capital Requirements

        The trucking industry is very capital intensive. If in the future the Company were unable to borrow sufficient funds, enter into acceptable operating lease arrangements, or raise additional equity, the resulting capital shortage would impair the Company's ability to acquire additional revenue equipment and adversely affect the Company's growth and profitability.

     Claims Exposure and Insurance Costs

        Trucking companies, including the Company, face multiple claims for personal injury and property damage relating to accidents, cargo damage and workers' compensation. To the extent that the Company experiences a material increase in the frequency or severity of accidents or workers' compensation claims, or an unfavorable development on existing claims, the Company's operating results and financial condition could be materially adversely affected. Significant increases in the Company's claims and insurance costs, to the extent not offset by rate increases, would reduce the Company's profitability.

     Competition

        The trucking industry is highly competitive and fragmented. Competition for freight transported by the Company is based primarily on service and efficiency and on freight rates. The Company competes with regional, inter-regional and national LTL carriers of varying sizes and, to a lesser extent with truckload carriers, railroads and overnight delivery companies. Some of the Company's competitors are divisions or subsidiaries of larger trucking companies. Many of the Company's competitors have greater financial resources, more equipment and greater freight capacity than the Company.

     Environmental Hazards

        The Company's operations are subject to various environmental laws and regulations dealing with the transportation, storage, presence, use, disposal, and handling of hazardous materials and hazardous wastes, discharge of stormwater, and underground fuel storage tanks. The Company transports certain commodities that are or may be deemed hazardous substances. The Company also currently maintains above-ground and underground fuel storage tanks on several of its properties. The Company is not aware of any fuel spills or hazardous substance contamination on its properties that would have a material adverse effect on the Company and the Company believes that its operations are in material compliance with existing environmental laws and regulations. If, however, the Company should be involved in a fuel spill, or a spill or other accident involving hazardous substances, if any such substances were found on the Company's properties, or if the Company were found to be in violation of applicable laws and regulations, the Company could be responsible for clean-up costs, property damage, and fines or other penalties, any one of which could have a materially adverse effect on the Company.

     Other Factors

        In addition to the factors described above, the Company may be impacted by a number of other matters and uncertainties, including: (i) changes in demand for LTL carrier services; (ii) potential legislation and regulatory changes;
(iii) the ability of the Company and those with which it conducts business to timely resolve Year 2000 issues; (iv) changes in competitive conditions in the Company's core service region; and (v) increases in the cost of compliance with regulations, including environmental regulations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company does not use financial instruments for trading purposes and is not a party to any derivative financial instruments or derivative commodity instruments. The Company is exposed to a variety of market risks, including the effects of changes in interest rates and fuel prices. The Company's short-term and long-term financing is generally at variable rates; however, these obligations may be repaid or converted to a fixed rate at the Company's option. For more information regarding the Company's debt obligations see Note F to the Company's consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Financial statements and supplementary data required by this Item 8 are set forth at the pages indicated in Item 14(a) below.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information to be included under the caption "Election of Directors" in the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A of the Exchange Act in connection with the 1999 annual meeting of shareholders of the Company (the "Proxy Statement") is incorporated herein by reference. In addition, reference is made to Item 10 in
Part I of this Report.

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


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)        Consolidated Financial Statements

              Report of Independent Certified Public
              Accountants                                           F-1

              Consolidated Balance Sheets at December 31,
              1998 and 1997                                         F-2

              Consolidated Statements of Earnings for the years ended December 31, 1998, 1997 and 1996

              Consolidated Statement of Stockholders'               F-4
              Equity for the years ended December 31,
              1998, 1997 and 1996                                   F-5

              Consolidated Statements of Cash Flows for
              the years ended December 31, 1998, 1997 and
              1996                                                  F-6

              Notes to Consolidated Financial Statements            F-8

(a)(2)    Financial Statement Schedules

          Schedules are omitted because they are not required or are not applicable or the required information is shown in the financial statements or notes thereto

(a)(3) The following exhibits are filed herewith or incorporated by reference:

Exhibit
Number                          Exhibit
------                          -------
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

10.1           Loan Agreement, dated November 25, 1998, between the Company,
               Motor Cargo and Zions First National Bank.*

10.2 $20,000,000 Promissory Note, dated November 26, 1998, to the order of Zions First National Bank.*

10.3           1997 Stock Option Plan (filed as Exhibit 10.2 to the Company's
               Registration Statement on Form S-1 (File No. 333-37211) and incorporated herein by reference).(1)

10.4           Pension Plan of Employees of Motor Cargo and Trust Agreement
               (filed as Exhibit 10.3 to the Company's Registration Statement on
               Form S-1 (File No. 333-37211) and incorporated herein by reference).(1)

10.5           Motor Cargo Profit Sharing Plan (filed as Exhibit 10.4 to the
               Company's Registration Statement on Form S-1 (File No. 333-37211)
               and incorporated herein by reference).(1)

10.6           Restricted Stock Agreement, dated October 2, 1997, between the
               Company and Louis V. Holdener (filed as Exhibit 10.5 to the
               Company's Registration Statement on Form S-1 (File No. 333-37211)
               and incorporated herein by reference).(1)

10.7           Agreement to Purchase and Sell Leasehold Interest dated October
               2, 1990 between Leonard L. Gumport and Motor Cargo (filed as
               Exhibit 10.6 to the Company's Registration Statement on Form S-1
               (File No. 333-37211) and incorporated herein by reference).

10.8           Lease Agreement dated December 23, 1996 between Channing, Inc.
               and Motor Cargo (filed as Exhibit 10.7 to the Company's
               Registration Statement on Form S-1 (File No. 333-37211) and incorporated herein by reference).

10.9           Lease Agreement dated as of January 1, 1989 between Andrea
               Tacchino Company and Motor Cargo (filed as Exhibit 10.8 to the
               Company's Registration Statement on Form S-1 (File No. 333-37211) and incorporated herein by reference).

10.10          First Amendment to Lease dated March 1, 1990 between Andrea
               Tacchino Company and Motor Cargo (filed as Exhibit 10.9 to the
               Company's Registration Statement on Form S-1 (File No. 333-37211) and incorporated herein by reference).

10.11          Lease Agreement dated October 31, 1995 between Pete Aardema and
               Motor Cargo (filed as Exhibit 10.10 to the Company's Registration
               Statement on Form S-1 (File No. 333-37211) and incorporated herein by reference).

10.12          Lease Agreement dated September 29, 1995 among Colburn R.
               Thomason, Michael Tolladay, Kevin Tweed and Motor Cargo (filed as
               Exhibit 10.11 to the Company's Registration Statement on Form S-1
               (File No. 333-37211) and incorporated herein by reference).

10.13 Form of Salary Continuation Agreement (filed as Exhibit 10.12 to the Company's Registration Statement on Form S-1 (File No.
               333-37211) and incorporated herein by reference).(1)

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

23             Consent of Grant Thornton LLP.*

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

                                  MOTOR CARGO INDUSTRIES, INC.



Date: March 24, 1999              By  /s/ Lynn H. Wheeler
                                    -----------------------------
                                    Lynn H. Wheeler
                                    Vice President and Chief Financial Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: March 24, 1999              By   /s/ Harold R. Tate
                                     ----------------------------
                                     Harold R. Tate, Director and
                                     Chairman of the Board


Date: March 24, 1999              By   /s/ Marshall L. Tate
                                     -----------------------------
                                     Marshall L. Tate, Director
                                     (Principal Executive Officer)


Date: March 24, 1999              By  /s/ Lynn H. Wheeler
                                    -----------------------------
                                    Lynn H. Wheeler, Chief Financial Officer
                                    (Principal Financial and Accounting
                                    Officer)


Date: March 24, 1999              By  /s/ Marvin L. Friedland
                                    -----------------------------
                                    Marvin L. Friedland, Director


Date: March 24, 1999              By  /s/ Robert Anderson
                                    -----------------------------
                                    Robert Anderson, Director


Date: March 24, 1999              By  /s/ James Clayburn La Force, Jr.
                                    -----------------------------
                                    James Clayburn La Force, Jr., Director

                              REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Motor Cargo Industries, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheets of Motor Cargo Industries, Inc. and Subsidiaries (the Company) as of December 31, 1998 and 1997, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Motor Cargo Industries, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


Grant Thornton LLP

Salt Lake City, Utah
February 5, 1999

                  MOTOR CARGO INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                  December 31,



                                     ASSETS

                                                           1998               1997
                                                       -----------        -----------
CURRENT ASSETS
   Cash and cash equivalents (Notes E and M)           $ 7,514,654        $ 8,616,702
   Receivables (Notes B and E)                          14,182,974         13,171,720
   Prepaid expenses                                      2,630,416          2,409,524
   Supplies inventory (Note E)                             459,711            503,498
   Deferred income taxes (Note G)                        1,365,000          1,581,000
   Income taxes receivable                                 622,648            683,033
                                                       -----------        -----------
         Total current assets                           26,775,403         26,965,477

PROPERTY AND EQUIPMENT, AT COST
  (Notes C, E, and F)                                   85,954,356         75,901,875

   Less accumulated depreciation
     and amortization                                   40,560,113         35,242,661
                                                       -----------        -----------
                                                        45,394,243         40,659,214


Other assets
   Deferred charges                                        426,461            374,417
   Unrecognized net pension obligation (Note H)             63,861             69,651
                                                       -----------        -----------
                                                           490,322            444,068
                                                       -----------        -----------
                                                       $72,659,968        $68,068,759
                                                       ===========        ===========


        The accompanying notes are an integral part of these statements.

                  MOTOR CARGO INDUSTRIES, INC. AND SUBSIDIARIES

                                  December 31,


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                      1998               1997
                                                                  -----------        -----------
CURRENT LIABILITIES
   Current maturities of long-term obligations (Note F)           $    99,990        $    89,557
   Accounts payable                                                 4,237,515          4,123,703
   Accrued liabilities (Note O)                                     5,021,286          4,426,519
   Accrued claims (Note P)                                          1,382,085          2,956,911
                                                                  -----------        -----------
         Total current liabilities                                 10,740,876         11,596,690

LONG-TERM OBLIGATIONS, less current
  maturities (Note F)                                               5,389,852          6,491,882

DEFERRED INCOME TAXES
  (Note G)                                                          7,255,000          6,529,000

COMMITMENTS AND CONTINGENCIES
  (Notes D, E, H, K, and L)                                                --                 --

STOCKHOLDERS' EQUITY (Notes F, I and N)
   Preferred stock, no par value; Authorized -
     25,000,000 shares - none issued                                       --                 --
   Common stock, no par value; Authorized -
     100,000,000 shares - issued and outstanding
     6,987,820 shares in 1998 and 6,990,000 shares in 1997         12,135,490         12,101,298
   Retained earnings                                               37,138,750         31,349,889
                                                                  -----------        -----------
                                                                   49,274,240         43,451,187
                                                                  -----------        -----------
                                                                  $72,659,968        $68,068,759
                                                                  ===========        ===========



        The accompanying notes are an integral part of these statements.

                  MOTOR CARGO INDUSTRIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

                             Year ended December 31,

                                                            1998                  1997                  1996
                                                        -------------         -------------         -------------
Operating revenues                                      $ 114,724,798         $ 105,381,447         $  92,310,142
                                                        -------------         -------------         -------------
Operating expenses
   Salaries, wages and benefits                            51,746,567            45,247,186            39,666,468
   Operating supplies and expenses                         15,973,557            15,706,124            14,947,069
   Purchased transportation                                17,975,515            15,388,965            14,164,292
   Operating taxes and licenses                             3,884,923             3,519,313             3,531,244
   Insurance and claims                                     3,651,217             4,477,747             2,784,489
   Depreciation and amortization                            7,927,663             6,997,498             6,577,569
   Communications and utilities                             1,923,707             1,896,379             1,783,797
   Building rents                                           2,365,006             1,744,877             1,540,407
                                                        -------------         -------------         -------------
         Total operating expenses                         105,448,155            94,978,089            84,995,335
                                                        -------------         -------------         -------------
         Operating income                                   9,276,643            10,403,358             7,314,807
Other income (expense)
   Interest expense                                          (153,673)           (1,050,791)           (1,429,843)
   Other, net                                                 325,891               220,909               (32,073)
                                                        -------------         -------------         -------------
                                                              172,218              (829,882)           (1,461,916)
                                                        -------------         -------------         -------------
         Earnings before income taxes                       9,448,861             9,573,476             5,852,891
Income taxes (Note G)                                       3,660,000             3,805,000             2,118,000
                                                        -------------         -------------         -------------

         NET EARNINGS                                   $   5,788,861         $   5,768,476         $   3,734,891
                                                        =============         =============         =============
Pro forma (Note A14)

   Earnings before income taxes                                               $   9,573,476         $   5,852,891

   Income taxes                                                                   3,952,000             2,256,000
                                                                              -------------         -------------

   NET EARNINGS                                                               $   5,621,476         $   3,596,891
                                                                              =============         =============

   Earnings per common share - basic                    $        0.83         $        0.95         $        0.62
                                                        =============         =============         =============

   Weighted-average shares outstanding - basic              6,987,820             5,938,602             5,820,000
                                                        =============         =============         =============

   Earnings per common share - diluted                  $        0.83         $        0.95         $        0.62
                                                        =============         =============         =============

   Weighted-average shares outstanding - diluted            6,991,820             5,938,602             5,820,000
                                                        =============         =============         =============



        The accompanying notes are an integral part of these statements.

                  MOTOR CARGO INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                  Years ended December 31, 1998, 1997 and 1996




                                    Preferred Stock                Common Stock
                                   -----------------      ----------------------------
                                    Number                Number
                                     of                     of                                   Retained
                                   Shares    Amount       Shares               Amount            earnings                Total
                                   -------   ------      ---------          -----------          --------                -----
Balance, January 1, 1996              --     $  --       5,820,000         $      1,000        $                    $ 22,723,423

Net distributions to LLC
  members                             --        --               --                   --            (417,900)            (417,900)

Net earnings for the year             --        --               --                   --           3,734,891            3,734,891
                                      --        --     ------------         ------------        ------------         ------------
Balance, December 31, 1996            --        --        5,820,000                1,000          26,039,414           26,040,414

Distributions to LLC members          --        --               --                   --            (458,001)            (458,001)

Public sale of common stock                     --        1,150,000           12,100,298                               12,100,298

Issuance of 20,000 shares
  pursuant to Restricted Stock
  Agreement (Note N)                  --        --           20,000                   --                  --                   --

Net earnings for the year             --        --               --                   --           5,768,476            5,768,476
                                      --        --     ------------         ------------        ------------         ------------
Balance, December 31, 1997            --        --        6,990,000           12,101,298          31,349,889           43,451,187

Vesting of shares pursuant to
  Restricted Stock Agreement
  (Note N)                            --        --           (2,180)              34,192                  --               34,192

Net earnings for the year             --        --               --                   --           5,788,861            5,788,861
                                      --        --     ------------         ------------        ------------         ------------
Balance, December 31, 1998            --     $  --        6,987,820         $ 12,135,490        $ 37,138,750         $ 49,274,240
                                      ==     =====     ============         ============        ============         ============



         The accompanying notes are an integral part of this statement.

                  MOTOR CARGO INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Year ended December 31,

                                                                1998                 1997                 1996
                                                            ------------         ------------         ------------
Increase (decrease) in cash and cash equivalents
   Cash flows from operating activities
      Net earnings                                          $  5,788,861         $  5,768,476         $  3,734,891
                                                            ------------         ------------         ------------
      Adjustments to reconcile net earnings
        to net cash provided by operating activities
         Depreciation and amortization                         7,927,663            6,997,498            6,577,569
         Provision for losses on receivables                     217,500              220,000              286,000
         Loss (gain) on disposition of
           property and equipment                               (103,110)            (156,914)              72,458
         Amortization of unrecognized
           pension obligation (benefit)                            5,790                5,790                5,790
         Charge associated with stock
           issuance to an officer                                 60,625                   --                   --
         Deferred income taxes                                   942,000              800,971              891,000
         Changes in assets and liabilities
           Receivables                                        (1,228,754)          (2,633,264)          (1,448,305)
           Prepaid expenses                                     (220,892)            (323,335)             (37,444)
           Supplies inventory                                     43,787             (164,668)              28,682
           Income taxes receivable                                60,385             (516,050)            (100,525)
           Other assets                                          (52,044)              (6,862)            (107,172)
           Accounts payable                                      113,812            1,142,106              252,404
           Accrued liabilities and claims                     (1,006,492)           1,457,923               36,446
                                                            ------------         ------------         ------------

               Total adjustments                               6,760,270            6,823,195            6,456,903
                                                            ------------         ------------         ------------

               Net cash provided by
                 operating activities                         12,549,131           12,591,671           10,191,794
                                                            ------------         ------------         ------------

Cash flows from investing activities
   Purchase of property and equipment                        (13,720,140)          (7,935,965)          (9,712,567)
   Proceeds from disposition of property
     and equipment                                             1,160,558              630,080            1,800,989
                                                            ------------         ------------         ------------

               Net cash used in
                 investing activities                        (12,559,582)          (7,305,885)          (7,911,578)
                                                            ------------         ------------         ------------



                                   (Continued)

                  MOTOR CARGO INDUSTRIES, INC. AND SUBSIDIARIES

                             Year ended December 31,


                                                          1998                 1997                 1996
                                                      ------------         ------------         ------------
Cash flows from financing activities
   Distributions to LLC members                                 --             (458,001)            (524,000)
   Contributions from LLC members                               --                   --              106,100
   Proceeds from public sale of common stock                    --           12,100,298                   --
   Proceeds from issuance of long-term
     obligations                                                --           48,385,000           55,564,002
   Principal payments on long-term
     obligations                                        (1,091,597)         (65,468,268)         (55,756,549)
                                                      ------------         ------------         ------------

               Net cash used in
                 financing activities                   (1,091,597)          (5,440,971)            (610,447)
                                                      ------------         ------------         ------------

               Net increase (decrease) in
                 cash and cash equivalents              (1,102,048)            (155,185)           1,669,769

Cash and cash equivalents at beginning of year           8,616,702            8,771,887            7,102,118
                                                      ------------         ------------         ------------

Cash and cash equivalents at end of year              $  7,514,654         $  8,616,702         $  8,771,887
                                                      ============         ============         ============

Supplemental cash flow information

Cash paid during the year for
   Interest                                           $    154,751         $  1,102,819         $  1,459,189
   Income taxes                                          2,537,933            2,811,000            2,077,215



Noncash investing and financing activities

During 1998, in connection with the shares issued per the restricted stock agreement, 2,180 shares valued at $26,433 were withheld by the Company as tax withholdings.




        The accompanying notes are an integral part of these statements.

                  MOTOR CARGO INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1998, 1997 and 1996


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

                        December 31, 1998, 1997 and 1996


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

      6.  Depreciation and amortization

      Depreciation of property and equipment is provided on the straight-line method over the estimated useful lives of the assets. Accelerated methods of depreciation of property and equipment are used for income tax purposes.

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

      8.  Insurance coverage and accrued claims

      The Company is self-insured for health costs, cargo damage claims, and automobile and general liability claims up to $70,000, $100,000, and $250,000 respectively, per single occurrence. The Company also maintains workers' compensation insurance, with a deductible of $250,000 in Nevada, and without a deductible in Washington. The Company is responsible for workers' compensation claims in other states in which the Company operates up to an aggregate of approximately $1.9 million per year. Liabilities in excess of these amounts are assumed by insurance companies up to applicable policy limits.

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

                        December 31, 1998, 1997 and 1996


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

      9. Revenue recognition

      Freight charges are generally recognized as revenue in the period relative to the transit time for that period and operating expense when incurred.

      10. Prepaid tires

      The Company capitalizes tires purchased with new equipment and depreciates them over the estimated useful life of the equipment (5 - 10 years). Replacement tires are expensed upon placement into service.

      11. Pro forma earnings per share

      Pro forma basic earnings per common share are based upon the weighted-average number of common shares outstanding during each period presented. Pro forma diluted earnings per common share are based on shares outstanding (computed as under basic EPS) and dilutive potential common shares. Potential common shares include the options to acquire 291,500 and 249,500 shares of common stock for 1998 and 1997, respectively.

      12. Fair value of financial instruments

      The fair value of the Company's cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate carrying value due to the short-term maturity of the instruments. The fair value of long-term obligations approximate carrying value based on their effective interest rates compared to current market prices.

      13. Certain reclassifications

      Certain nonmaterial reclassifications have been made to the 1997 and 1996 financial statements to conform to the 1998 presentation.

                  MOTOR CARGO INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1998, 1997 and 1996


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

      14. Pro forma financial information (unaudited)

      Effective August 28, 1997, MCI acquired the membership interests of Ute (Note N). A limited liability company passes through to its members essentially all taxable earnings and losses and pays no tax at the company level. Accordingly, for comparative purposes, a pro forma provision for income taxes using an effective income tax rate of 38 percent has been determined assuming Ute had been taxed as a C Corporation for 1997 and 1996.


NOTE B - RECEIVABLES

      Receivables consist of the following:

                                                               December 31,
                                                     ---------------------------------
                                                        1998                 1997
                                                     ------------         ------------
         Trade receivables                           $ 14,570,942         $ 13,540,800
         Other receivables                                253,296              203,721
                                                     ------------         ------------
                                                       14,824,238           13,744,521
         Less allowance for doubtful accounts            (641,264)            (572,801)
                                                     ------------         ------------
                                                     $ 14,182,974         $ 13,171,720
                                                     ============         ============

      The history of the allowance for doubtful accounts is as follows:

                                              1998              1997              1996
                                           ---------         ---------         ---------
         Balance, beginning of year        $ 572,801         $ 505,794         $ 855,000
         Provisions for losses               217,500           220,000           286,000
         Write-offs, net                    (149,037)         (152,993)         (635,206)
                                           ---------         ---------         ---------
         Balance, end of year              $ 641,264         $ 572,801         $ 505,794
                                           =========         =========         =========

                  MOTOR CARGO INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1998, 1997 and 1996


NOTE C - PROPERTY AND EQUIPMENT

      Cost of property and equipment and estimated useful lives are as follows:

                                                                December 31,
                                              --------------------------------------------
                                                  1998              1997            Years
                                              -----------        -----------       -------
         Land                                 $ 5,155,289        $ 4,984,268          --
         Buildings                              9,751,496          9,838,846        20-45
         Revenue equipment                     53,379,665         49,286,334        5-10
         Service cars and equipment               620,279            562,108        3-10
         Shop and garage equipment                153,350            140,355        3-10
         Office furniture and fixtures          2,301,104          2,125,858        3-10
         Other property and equipment           8,151,580          6,414,403        3-10
         Leasehold improvements                 2,375,771          2,149,953        4-5
         Construction in progress               4,065,822            399,750          --
                                              -----------        -----------
                                              $85,954,356        $75,901,875
                                              ===========        ===========


NOTE D - LEASES

      The Company leases buildings and revenue equipment under operating lease agreements. The following is a schedule of future minimum lease payments under operating leases:


                                                                                      Total
                                                     Buildings       Equipment       leases
                                                    -----------     ----------    ------------
       Year ending December 31,
          1999                                      $ 2,317,241     $  617,300     $ 2,934,541
          2000                                        1,958,917        617,300       2,576,217
          2001                                        1,366,767        570,190       1,936,957
          2002                                          861,685        430,755       1,292,440
          2003                                          885,685        430,755       1,316,440
          Thereafter                                  5,520,000        288,614       5,808,614
                                                    -----------     ----------     -----------
                Total minimum lease payments        $12,910,295     $2,954,914     $15,865,209
                                                    ===========     ==========     ===========


      The leases generally provide that property taxes, insurance, and maintenance expenses are obligations of the Company. It is expected that in the normal course of business, operating leases that expire will be renewed or replaced by leases on other properties. The total rent expense for the years ended December 31, 1998, 1997, and 1996, was approximately $2,220,000, $1,714,000 and $1,541,000, respectively.

                  MOTOR CARGO INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1998, 1997 and 1996


NOTE E - REVOLVING BANK LOAN

      The Company has a revolving bank loan. Under the loan agreement, borrowings are limited to the lesser of 70 percent of allowable trade receivables, or $5,000,000. Any outstanding amounts accrue interest at .25 percentage points below the lending institution's prime rate, and is payable monthly. No principal payments are required until maturity (April
      2000) as long as the loan does not exceed the required limits. The agreement is collateralized by cash and cash equivalents, receivables, supplies inventory, and all documents, instruments, and chattel paper now owned or hereafter acquired by the Company. At December 31, 1998 and 1997, there were no draws against the loan.

      The Company also has a line of credit with a limit of $20,000,000 as of December 31, 1998. This line is collateralized by revenue equipment. As of December 31, 1998, there was $4,000,000 drawn against the line (Note F).


NOTE F - LONG-TERM OBLIGATIONS

      Long-term obligations consist of the following:

                                                                                                December 31,
                                                                                       ----------------------------
                                                                                          1998              1997
                                                                                       ----------        ----------
         Prime less .25% (7.5% at December 31, 1998) note payable on a line of credit (up to $20,000,000) to a bank, due in 2000, interest payments due monthly and unpaid balance of principal due in
           2000, collateralized by revenue equipment (Note E)                          $4,000,000        $5,000,000

         8.75-8.85% notes payable to a corporation, due in 2003, payable in monthly installments of $18,964, including interest, balloon payment
           of $955,868 due at maturity, collateralized by real property                 1,489,842         1,581,439
                                                                                       ----------        ----------
                                                                                        5,489,842         6,581,439
         Less current maturities                                                           99,990            89,557
                                                                                       ----------        ----------
                                                                                       $5,389,852        $6,491,882
                                                                                       ==========        ==========

                  MOTOR CARGO INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1998, 1997 and 1996


NOTE F - LONG-TERM OBLIGATIONS - CONTINUED

      Maturities of long-term obligations are as follows:

           Year ending December 31,
           ------------------------
              1999                                              $   99,990
              2000                                               4,109,131
              2001                                                 119,152
              2002                                                 130,089
              2003                                               1,031,480
              Thereafter                                                --
                                                                ----------
                                                                $5,489,842
                                                                ==========

      The line of credit agreements contain various restrictive covenants including provisions relating to the maintenance of net worth, earnings to debt ratio, and liability insurance coverage. As of December 31, 1998, the Company was in compliance with all covenants under the line of credit agreements.


NOTE G - INCOME TAXES

      Income tax expense consists of the following:

                                            December 31,
                           -----------------------------------------------
                              1998              1997              1996
                           ----------        ----------         ----------
         Current
            Federal        $2,280,862        $2,507,112        $1,009,000
            State             437,138           496,917           218,000
                           ----------        ----------        ----------
                            2,718,000         3,004,029         1,227,000
                           ----------        ----------        ----------
         Deferred
            Federal           781,860           664,806           743,985
            State             160,140           136,165           147,015
                           ----------        ----------        ----------
                              942,000           800,971           891,000
                           ----------        ----------        ----------
                           $3,660,000        $3,805,000        $2,118,000
                           ==========        ==========        ==========

                  MOTOR CARGO INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1998, 1997 and 1996


NOTE G - INCOME TAXES - CONTINUED

      The income tax provision reconciled to the tax computed at the federal statutory rate of 34 percent is as follows:

                                                                            December 31,
                                                       --------------------------------------------------
                                                           1998              1997                1996
                                                       -----------        -----------         -----------
         Federal income taxes at statutory rate        $ 3,212,000        $ 3,255,000         $ 1,990,000
         State income taxes, net of federal tax            392,000            402,000             248,800
           benefit
         One time charge attributed to Ute (1)                  --            238,000                  --
         Income taxes attributed to Ute                         --           (147,000)           (138,000)
         All other                                          56,000             57,000              17,200
                                                       -----------        -----------         -----------
                                                       $ 3,660,000        $ 3,805,000         $ 2,118,000
                                                       ===========        ===========         ===========

      Deferred tax assets and liabilities consist of the following:


                                                                      December 31,
                                                            -------------------------------
                                                                1998                1997
                                                            -----------         -----------
         Current deferred tax assets (liabilities)
            Allowance for doubtful accounts                 $   245,000         $   219,000
            Vacation accrual                                    508,000             407,000
            Reserve for claims                                  477,000             955,000
            Deferred revenue                                    135,000                  --
                                                            -----------         -----------
         Net current deferred tax assets                    $ 1,365,000         $ 1,581,000
                                                            ===========         ===========

         Long-term deferred tax assets (liabilities)
            Unfunded pension                                   (120,000)           (197,000)
            Accrued compensation                                 88,000              68,000
            Equipment temporary differences                  (7,223,000)         (6,400,000)
                                                            -----------         -----------
         Net deferred tax liability                         $(7,255,000)        $(6,529,000)
                                                            ===========         ===========

                  MOTOR CARGO INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1998, 1997 and 1996


NOTE G - INCOME TAXES - CONTINUED

      (1) Effective August 28, 1997, Ute was acquired by MCI and became a taxable entity (Note N). Previously, its earnings and losses were included in the personal tax returns of the members, and Ute did not record an income tax provision. Effective with the change in ownership, in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," income taxes will be provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the bases of property and equipment for financial and income tax reporting. The deferred tax liability represents the future tax return consequences of these differences, which will be taxable when the liabilities are settled. Accordingly, a deferred tax liability at the date of the change of approximately $238,000 was recorded through a one time non-cash charge to the deferred tax provision.


NOTE H - PENSION AND PROFIT-SHARING PLANS

      1.  Pension plan

      The Company participates in a defined benefit pension plan covering substantially all of its employees. The benefits are based on years of service and hours of service in the current year. A participant is fully vested after five years. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected benefits to be earned in the future. Information pertaining to the activity in the plan is as follows:

                                                                            Pension Benefits
                                                        ---------------------------------------------------
                                                            1998                1997                1996
                                                        -----------         -----------         -----------
         Change in benefit obligation
         Benefit obligation at beginning of year        $ 4,413,501         $ 4,111,673         $ 3,606,505
         Service cost                                       268,884             248,967             238,559
         Interest cost                                      346,433             318,316             288,520
         Actuarial loss                                     586,993                  --              96,781
         Benefit paid                                      (166,188)           (265,455)           (118,692)
                                                        -----------         -----------         -----------
         Benefit obligation at end of year              $ 5,449,623         $ 4,413,501         $ 4,111,673
                                                        ===========         ===========         ===========

                  MOTOR CARGO INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1998, 1997 and 1996


NOTE H - PENSION AND PROFIT-SHARING PLANS - CONTINUED

                                                                                   Pension Benefits
                                                                ---------------------------------------------------
                                                                    1998                1997                1996
                                                                -----------         -----------         -----------
         Change in plan assets
         Fair value of plan assets at beginning  of year        $ 4,929,225         $ 4,125,240         $ 3,423,488

         Actual return on plan assets                               440,189             769,440             497,698
         Employer contribution                                      125,000             300,000             322,746
         Benefits paid                                             (166,188)           (265,455)           (118,692)
                                                                -----------         -----------         -----------
         Fair value of plan assets at end of year               $ 5,328,226         $ 4,929,225         $ 4,125,240
                                                                ===========         ===========         ===========

         Funded status                                          $  (121,397)        $    77,685         $    13,567
         Unrecognized net actuarial loss                           (206,611)           (365,767)           (379,979)
         Unrecognized net transition amount                          63,861              69,651              75,441
                                                                -----------         -----------         -----------
         Accrued pension cost                                   $  (264,147)        $  (209,431)        $  (290,971)
                                                                ===========         ===========         ===========


        The components of net periodic pension cost are as follows:

         Service cost                                           $ 268,884          $ 248,967          $ 238,559
         Interest cost                                            346,433            318,316            288,520
         Actual return on plan assets                            (440,189)          (769,440)          (497,698)
         Amortization of prior service cost                         4,588            420,617            199,300
                                                                ---------          ---------          ---------
         Net periodic pension cost                              $ 179,716          $ 218,460          $ 228,681
                                                                =========          =========          =========

         Weighted-average assumptions as of December 31,

         Discount rate                                               6.50%              8.00%              8.00%
         Expected return on plan assets                              6.50               8.00               8.00
         Rate of compensation increase                                 --                 --                 --

                  MOTOR CARGO INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1998, 1997 and 1996


NOTE H - PENSION AND PROFIT-SHARING PLANS - CONTINUED

      2.  401(k) profit-sharing plan

      The Company has a qualified 401(k) profit-sharing plan (the Plan) in which substantially all of its employees participate. All employees who have completed one year of service with the Company are eligible to participate in the Plan. Under the Plan, employees are allowed to make contributions of between 1 percent and 15 percent of their annual compensation. The Company matches certain percentages of employee contributions up to 6 percent, depending on the Company's operating ratio. All amounts contributed by a participant are fully vested at all times. A participant becomes vested over time and is fully vested in any Company matching contributions after 7 years of service. Expenses for Company contributions approximated $475,000, $525,000 and $310,000, for the years ended December 31, 1998, 1997 and 1996, respectively.


NOTE I - STOCK OPTIONS

      In October 1997, the Company's Board of Directors and stockholders adopted the Motor Cargo Industries, Inc. 1997 Stock Option Plan (the Option Plan). The Company reserved 500,000 shares of common stock under the Option Plan. Accordingly, the Board of Directors has approved the granting of options under the Option Plan as follows:

      Directors, officers and key employees have been granted options to acquire 291,500 shares of common stock. The options were granted at $12.00 - $12.50 per share, which was the market price of the Company's shares on the date granted. The options vest periodically through January of 2002. The options expire upon the earlier of an expiration date fixed by the committee responsible for the administering of the Plan or 10 years from the date of the grant.

      Fair market value of options granted

      The Company has adopted only the disclosure provisions of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (FAS 123). Therefore, the Company accounts for stock based compensation under Accounting Principles Board Opinion No. 25, under which no significant compensation cost has been recognized. Had the compensation cost for the stock based compensation been determined based upon the fair value of the options at the grant date consistent with the methodology prescribed by FAS 123, the Company's net earnings and earnings per share would have been reduced to the following pro forma amounts:

                  MOTOR CARGO INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1998, 1997 and 1996


NOTE I - STOCK OPTIONS - CONTINUED

      Fair market value of options granted - continued

                                                                      1998        1997
                                                                   ----------   ---------

        Pro forma net earnings                    As reported     $  5,826,486    $ 5,621,476
                                                  Pro forma          5,337,141      5,580,655

        Net earnings per common share - basic
           Net earnings                                           $      0.83     $      0.95
           Pro forma                                                     0.76            0.94

        Net earnings per common share - assuming dilution
           Net earnings                                           $      0.83     $     0.95
           Pro forma                                                     0.76           0.94


      The fair value of these options was estimated at the date of grant using the Black-Scholes American option-pricing model with the following weighted-average assumptions for 1998 and 1997: expected volatility of 67 and 36 percent; risk-free interest rate of 5.65 and 6.66 percent; and expected life of 7.5 and 7.5 years. The weighted-average fair value of options granted was $8.90 and $6.44 in 1998 and 1997, respectively.

      Option pricing models require the input of highly sensitive assumptions, including the expected stock price volatility. Also, the Company's stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate. Management believes the best input assumptions available were used to value the options and that the resulting option values are reasonable.

                  MOTOR CARGO INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1998, 1997 and 1996


NOTE I - STOCK OPTIONS - CONTINUED

      Fair market value of options granted- continued

      Information with respect to the Company's stock options at December 31, 1998:

                                                                            Weighted-average
                                      Stock options     Exercise price       Exercise price
                                      -------------     --------------       --------------
      Outstanding at January 1, 1997         --           $    --                 $  --
         Granted                           249,500             12.00                 12.00
         Exercised                           --                --                    --
         Canceled/expired                    --                --                    --
                                          --------                                --------
      Outstanding at December 31, 1997     249,500             12.00                 12.00
         Granted                            42,000             12.50                 12.50
         Exercised                           --                --                    --
         Canceled/expired                    --                --                    --
                                          --------                                --------
      Outstanding at December 31, 1998     291,500        $12.00 to 12.50           $12.07
                                          ========        ===============           ======
      Exercisable at December 31, 1998      62,375            $12.00                $12.00
                                          ========        ===============           ======

      Additional information about stock options outstanding and exercisable at December 31, 1998:

      Options outstanding

                                                                Weighted-average
                             Number        Weighted-average   remaining contractual
     Exercise price       outstanding       exercise price        life (years)
     --------------       -----------      ----------------   ---------------------
         $12.00             249,500           $12.00                  8.9
          12.50              42,000            12.50                  9.1
                           --------
                            291,500
                            =======

      Options exercisable

                                 Number           Weighted-average
       Exercise price          exercisable          exercise price
       --------------          -----------        ----------------
          $12.00                  63,375               $12.00
                                  ------
                                  63,375
                                  ======

                  MOTOR CARGO INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1998, 1997 and 1996


NOTE J - RELATED PARTY TRANSACTIONS

      Related parties include the Company's officers, directors, stockholders and other entities under their common control.

      During the years ended December 31, 1997 and 1996 the Company made payments for consulting services of $160,000 and $480,000, respectively, to an entity in which the Company's Chairman is a 50 percent owner. The agreement terminated April 1997 and was not renewed.

      Guaranteed payments to members of Ute were $140,000 and $140,000 for the years ended December 31, 1997 and 1996.


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

      The Company separately contracts with the participants to pay stated benefits substantially equivalent to those received or available under the insurance policies upon retirement, death, or permanent disability. The expense incurred for the years ended December 31, 1998, 1997 and 1996, was approximately $54,000, $36,000 and $62,660, respectively.


NOTE L - COMMITMENTS AND CONTINGENCIES

1.      Letters of credit

      At December 31, 1998, the Company had outstanding letters of credit totaling $1,530,000 ($2,010,000 at December 31, 1997). There were no draws against these letters of credit during any of the periods presented.

                  MOTOR CARGO INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1998, 1997 and 1996


NOTE L - COMMITMENTS AND CONTINGENCIES - CONTINUED

      2.  Litigation

      The Company is involved in litigation arising in the normal course of business. It is not possible to state the ultimate liability, if any, in these matters. In the opinion of management, such litigation will have no material effect on the financial position and results of operations of the Company, in excess of amounts accrued.

      3.  Purchase commitments

      At December 31, 1998, the Company has commitments to purchase property and equipment in the amount of approximately $3,266,000.


NOTE M - CONCENTRATION OF CREDIT RISK

      The Company maintains cash and cash equivalents at several financial institutions. At December 31, 1998, uninsured amounts held in these financial institutions totaled approximately $8,187,000, (approximately $10,427,000 as of December 31, 1997).


NOTE N - CAPITAL TRANSACTIONS

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

                  MOTOR CARGO INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1998, 1997 and 1996


NOTE N - CAPITAL TRANSACTIONS - CONTINUED

      In October 1997, the Company's Board of Directors awarded an officer of the Company 20,000 shares of the Company's common stock. The award was made pursuant to a Restricted Stock Agreement which states that 20,000 shares of the Company's common stock will be issued in the officer's name. The Company will hold the certificates for the shares, which will be released in four installments, each consisting of 25 percent of the shares issued based on the officer's continued employment. In the event the officer voluntarily ceases his employment with the Company or the Company terminates his employment for cause, the shares not previously released will be forfeited. Termination of employment by the Company without cause, or termination due to disability or death will result in the prompt release of some or all shares not previously released, depending upon the date of the relevant event. During 1998, 5,000 shares vested resulting in compensation expense in the amount of $60,625. Of the 5,000 shares vested, 2,180 shares were simultaneously redeemed by the Company. The remaining 2,820 shares were released to the officer.


NOTE O - ACCRUED LIABILITIES

      Accrued liabilities consist of the following:

                                                      1998              1997
                                                   ----------        ----------
         Salaries, wages, and payroll taxes        $2,573,792        $2,430,614
         Accrued employee benefits                    855,889           769,063
         Vacation accrual                           1,333,469         1,064,935
         All other                                    258,136           161,907
                                                   ----------        ----------
                                                   $5,021,286        $4,426,519
                                                   ==========        ==========


NOTE P - ACCRUED CLAIMS

      The history of accrued claims is as follows:

                                                 1998                1997                1996
                                             -----------         -----------         -----------
         Balance at beginning of year        $ 2,956,911         $ 2,028,631         $ 1,675,118
         Provision                             4,703,340           4,148,866           2,385,923
         Claims                               (6,278,166)         (3,220,586)         (2,032,410)
                                             -----------         -----------         -----------
         Balance at end of year              $ 1,382,085         $ 2,956,911         $ 2,028,631
                                             ===========         ===========         ===========

                               INDEX TO EXHIBITS


Exhibits
--------
3.1            Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company's Registration Statement on Form S-1 (File No.
               333-37211) and incorporated herein by reference).

3.2            Bylaws of the Company (filed as Exhibit 3.2 to the Company's
               Registration Statement on Form S-1 (File No. 333-37211) and incorporated herein by reference).

10.1           Loan Agreement, dated November 25, 1998, between the Company,
               Motor Cargo and Zions First National Bank.*

10.2 $20,000,000 Promissory Note, dated November 26, 1998, to the order of Zions First National Bank.*

10.3           1997 Stock Option Plan (filed as Exhibit 10.2 to the Company's
               Registration Statement on Form S-1 (File No. 333-37211) and incorporated herein by reference).(1)

10.4           Pension Plan of Employees of Motor Cargo and Trust Agreement
               (filed as Exhibit 10.3 to the Company's Registration Statement on
               Form S-1 (File No. 333-37211) and incorporated herein by reference).(1)

10.5           Motor Cargo Profit Sharing Plan (filed as Exhibit 10.4 to the
               Company's Registration Statement on Form S-1 (Filed No.
               333-37211) and incorporated herein by reference).(1)

10.6           Restricted Stock Agreement, dated October 2, 1997, between the
               Company and Louis V. Holdener (filed as Exhibit 10.5 to the
               Company's Registration Statement on Form S-1 (File No. 333-37211)
               and incorporated herein by reference).(1)

10.7           Agreement to Purchase and Sell Leasehold Interest dated October
               2, 1990 between Leonard L. Gumport and Motor Cargo (filed as
               Exhibit 10.6 to the Company's Registration Statement on Form S-1
               (File No. 333-37211) and incorporated herein by reference).

10.8           Lease Agreement dated December 23, 1996 between Channing, Inc.
               and Motor Cargo (filed as Exhibit 10.7 to the Company's
               Registration Statement on Form S-1 (File No. 333-37211) and incorporated herein by reference).

10.9           Lease Agreement dated as of January 1, 1989 between Andrea
               Tacchino Company and Motor Cargo (filed as Exhibit 10.8 to the
               Company's Registration Statement on Form S-1 (File No. 333-37211) and incorporated herein by reference).

10.10          First Amendment to Lease dated March 1, 1990 between Andrea
               Tacchino Company and Motor Cargo (filed as Exhibit 10.9 to the
               Company's Registration Statement on Form S-1 (File No. 333-37211) and incorporated herein by reference).

10.11          Lease Agreement dated October 31, 1995 between Pete Aardema and
               Motor Cargo (filed as Exhibit 10.10 to the Company's Registration
               Statement on Form S-1 (File No. 333-37211) and incorporated herein by reference).

10.12          Lease Agreement dated September 29, 1995 among Colburn R.
               Thomason, Michael Tolladay, Kevin Tweed and Motor Cargo (filed as
               Exhibit 10.11 to the Company's Registration Statement on Form S-1
               (File No. 333-37211) and incorporated herein by reference).

10.13 Form of Salary Continuation Agreement (filed as Exhibit 10.12 to the Company's Registration Statement on Form S-1 (File No.
               333-37211) and incorporated herein by reference).(1)

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

23             Consent of Grant Thornton LLP.*

27             Financial Data Schedule.*

----------

(1) Management contracts and compensatory plans and arrangements identified pursuant to Item 14(a)(3) of Form 10-K.

 *    Filed with this report.