Form 10-Q
period 1999-03-31
MOTOR CARGO INDUSTRIES INC
filed 1999-05-13
CIK 1047073

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    --------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ___________ to __________


                        Commission file number 000-23341


                          MOTOR CARGO INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)


                 Utah                                         87-0406479
   ---------------------------------                    ---------------------
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

Yes   X    No
    -----     -----


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On April 30, 1999, there were 6,925,040 outstanding shares of the Registrant's Common Stock, no par value.

================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                  MOTOR CARGO INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

           March 31, 1999 (unaudited) and December 31, 1998 (audited)


                                     ASSETS

                                                    March 31,        December 31,
                                                      1999              1998
                                                   -----------       -----------
                                                   (unaudited)        (audited)
CURRENT ASSETS
   Cash and cash equivalents                       $ 3,848,864       $ 7,514,654
   Receivables                                      13,125,353        14,182,974
   Prepaid expenses                                  2,410,522         2,630,416
   Supplies inventory                                  452,362           459,711
   Deferred income taxes                             1,365,000         1,365,000
   Income taxes receivable                             140,802           622,648
                                                   -----------       -----------
         Total current assets                       21,342,903        26,775,403

PROPERTY AND EQUIPMENT, AT COST                     89,247,119        85,954,356

   Less accumulated depreciation
     and amortization                               42,586,787        40,560,113
                                                   -----------       -----------
                                                    46,660,332        45,394,243


OTHER ASSETS
   Deferred charges                                    426,318           426,461
   Unrecognized net pension obligation                  63,861            63,861
                                                   -----------       -----------
                                                       490,179           490,322
                                                   -----------       -----------
                                                   $68,493,414       $72,659,968
                                                   ===========       ===========



        The accompanying notes are an integral part of these statements.

                  MOTOR CARGO INDUSTRIES, INC. AND SUBSIDIARIES

           March 31, 1999 (unaudited) and December 31, 1998 (audited)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                   March 31,      December 31,
                                                                     1999             1998
                                                                 -----------      -----------
                                                                 (unaudited)       (audited)
CURRENT LIABILITIES
   Current maturities of long-term obligations                   $   102,206      $    99,990
   Accounts payable                                                3,664,542        4,237,515
   Accrued liabilities                                             5,219,533        5,021,286
   Accrued claims                                                  1,163,955        1,382,085
                                                                 -----------      -----------
         Total current liabilities                                10,150,236       10,740,876

LONG-TERM OBLIGATIONS, less current
  maturities                                                       1,365,670        5,389,852

DEFERRED INCOME TAXES                                              7,267,952        7,255,000

COMMITMENTS AND CONTINGENCIES                                             --               --

STOCKHOLDERS' EQUITY
   Preferred stock, no par value; Authorized -
     25,000,000 shares - none issued                                      --               --
   Common stock, no par value; Authorized -
     100,000,000 shares; Issued and outstanding 6,925,040
     shares as of March 31, 1999 and 6,987,820 shares as of
     December 31, 1998                                            11,849,600       12,135,490
   Retained earnings                                              37,859,956       37,138,750
                                                                 -----------      -----------
                                                                  49,709,556       49,274,240
                                                                 -----------      -----------
                                                                 $68,493,414      $72,659,968
                                                                 ===========      ===========



        The accompanying notes are an integral part of these statements.

                  MOTOR CARGO INDUSTRIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

                          Three months ended March 31,
                                   (Unaudited)


                                                          1999               1998
                                                      ------------       ------------
Operating revenues                                    $ 28,730,830       $ 25,587,581
                                                      ------------       ------------
Operating expenses
   Salaries, wages and benefits                         13,930,646         12,041,556
   Operating supplies and expenses                       4,307,049          3,713,159
   Purchased transportation                              4,071,468          3,779,882
   Operating taxes and licenses                          1,057,168            884,805
   Insurance and claims                                    975,176            933,757
   Depreciation and amortization                         2,084,509          1,830,780
   Communications and utilities                            432,974            437,694
   Building rents                                          679,232            501,184
                                                      ------------       ------------
         Total operating expenses                       27,538,222         24,122,817
                                                      ------------       ------------
         Operating income                                1,192,608          1,464,764
Other income (expense)
   Interest expense                                        (36,617)           (75,353)
   Other, net                                               34,215             48,441
                                                      ------------       ------------
                                                            (2,402)           (26,912)
                                                      ------------       ------------
         Earnings before income taxes                    1,190,206          1,437,852
Income taxes                                               469,000            549,000
                                                      ============       ============

         NET EARNINGS                                 $    721,206       $    888,852
                                                      ============       ============
   Earnings per common share - basic                  $       0.10       $       0.13
                                                      ============       ============
   Weighted-average shares outstanding - basic           6,979,080          6,990,000
                                                      ============       ============
   Earnings per common share - diluted                $       0.10       $       0.13
                                                      ============       ============
   Weighted-average shares outstanding - diluted         6,979,080          7,007,084
                                                      ============       ============



        The accompanying notes are an integral part of these statements.

                  MOTOR CARGO INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                          Three months ended March 31,
                                   (Unaudited)


                                                              1999              1998
                                                          -----------       -----------
Increase (decrease) in cash and cash equivalents
   Cash flows from operating activities
      Net earnings                                        $   721,206       $   888,852
                                                          -----------       -----------
      Adjustments to reconcile net earnings to net
        cash provided by operating activities
         Depreciation and amortization                      2,084,509         1,830,780
         Provision for losses on receivables                   57,100            52,500
         Loss (gain) on disposition of
           property and equipment                              (1,116)            2,944
         Deferred income taxes                                 12,952          (355,000)
         Charge associated with stock issuance to
           officer                                             40,000                --
         Changes in assets and liabilities
           Receivables                                      1,000,521         1,205,466
           Prepaid expenses                                   219,894           212,366
           Supplies inventory                                   7,349            24,677
           Income taxes receivable                            481,846           683,033
           Other assets                                           143            53,060
           Accounts payable                                  (572,973)         (303,196)
           Accrued liabilities and claims                     (37,323)           31,131
                                                          -----------       -----------
               Total adjustments                            3,292,902         3,437,761
                                                          -----------       -----------
               Net cash provided by operating
                 activities                                 4,014,108         4,326,613
                                                          -----------       -----------
Cash flows from investing activities
   Purchase of property and equipment                      (3,387,482)         (861,778)
   Proceeds from disposition of property
     and equipment                                             38,000             2,200
                                                          -----------       -----------
               Net cash used in
                 investing activities                      (3,349,482)         (859,578)
                                                          -----------       -----------



                                   (Continued)

                  MOTOR CARGO INDUSTRIES, INC. AND SUBSIDIARIES

                          Three months ended March 31,
                                   (Unaudited)


                                                              1999              1998
                                                          -----------       -----------
Cash flows from financing activities
   Proceeds from issuance of long-term
     obligations                                                   --         4,275,000
   Principal payments on long-term
     obligations                                           (4,021,966)       (9,297,152)
   Repurchase of shares                                      (308,450)               --
                                                          -----------       -----------
               Net cash used in financing activities       (4,330,416)       (5,022,152)
                                                          -----------       -----------
               Net decrease in cash and cash equivalents   (3,665,790)       (1,555,117)

Cash and cash equivalents at beginning of period            7,514,654         8,616,702
                                                          -----------       -----------
Cash and cash equivalents at end of period                $ 3,848,864       $ 7,061,585
                                                          ===========       ===========


Supplemental cash flow information

Cash paid during the period for
   Interest                                               $    36,617       $    75,000
   Income taxes                                                 5,650             4,050


Noncash investing and financing activities

During the first quarter of 1999, in connection with shares issued per the restricted stock agreement, 2,180 shares valued at $17,440 were withheld by the Company as tax withholdings.


        The accompanying notes are an integral part of these statements.

                  MOTOR CARGO INDUSTRIES, INC. AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS



1.      UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

        The interim consolidated financial information included herein is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary to the fair presentation of the consolidated financial position, results of operations, and cash flows for the interim periods. The consolidated financial statements should be read in conjunction with the Notes to consolidated financial statements included in the audited consolidated financial statements for Motor Cargo Industries, Inc. (the "Company") for the year ended December 31, 1998 which are included in the Company's Annual Report on Form 10-K for such year (the "1998 10-K"). Results of operations for interim periods are not necessarily indicative of annual results of operations. The consolidated balance sheet at December 31, 1998, was extracted from the Company's audited consolidated financial statements contained in the 1998 10-K, and does not include all disclosures required by generally accepted accounting principles for annual consolidated financial statements.

2.      EARNINGS PER SHARE

        Basic earnings per common share are based on the weighted average number of common shares outstanding during each such period. Diluted earnings per common share are based on shares outstanding (computed under basic
        EPS) and dilutive potential common shares. Potential common shares included in dilutive earnings per share calculations include stock options granted but not exercised.

                                           FOR THE QUARTER ENDED MARCH 31, 1999
                                           EARNINGS        SHARES      EARNINGS
                                          (NUMERATOR   (DENOMINATOR)   PER-SHARE
                                          ----------   -------------   ---------
        BASIC EPS
        Net earnings                       $ 721,206      6,979,080      $0.10
                                                                         =====
        EFFECT OF DILUTIVE SECURITIES
        Stock options                             --             --
                                           ---------      ---------
        DILUTED EPS
        Net earnings                       $ 721,206      6,979,080      $0.10
                                           =========      =========      =====


                                           FOR THE QUARTER ENDED MARCH 31, 1998
                                           EARNINGS        SHARES      EARNINGS
                                          (NUMERATOR   (DENOMINATOR)   PER-SHARE
                                          ----------   -------------   ---------
        BASIC EPS
        Net earnings                       $ 888,852      6,990,000      $0.13
                                                                         =====
        EFFECT OF DILUTIVE SECURITIES
        Stock options                             --         17,084
                                           ---------      ---------
        DILUTED EPS
        Net earnings                       $ 888,852      7,007,084      $0.13
                                           =========      =========      =====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The purpose of this section is to discuss and analyze the Company's consolidated financial condition, liquidity and capital resources and results of operations. This analysis should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (the "1998 10-K").

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

        In 1997, the Company initiated a program to establish market and operations presence in several major business economic areas ("BEAs") outside of the Company's core service region. Unlike more traditional inter-regional expansion models, the Company intends only to solicit tonnage from these markets moving west into its core service region. The Company intends to utilize third-party truckload carriers to transport freight from these markets to its core service region. The Company anticipates that this strategy of selling into the region will improve lane, route and service center densities in its core service region without requiring the Company to incur the costs associated with building an inter-regional terminal network. The Company commenced operations at its first BEA expansion facility in Dallas in October 1997. In April 1998, the Company commenced operations at its second BEA expansion facility in Chicago. The Company has postponed the opening of its next BEA expansion facility in Cincinnati, Ohio. The Company intends to focus on maximizing the profit contribution of its Dallas and Chicago facilities before proceeding with additional BEA expansion facilities.


RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated the percentage of operating revenues represented by certain items in the Company's statements of earnings:

                                                      Three Months Ended
                                                           March 31,
                                                      ------------------
                                                       1999         1998
                                                      -----        -----
        Operating revenues                            100.0%       100.0%
        Operating expenses
            Salaries, wages and benefits               48.5         47.0
            Operating supplies and expenses            15.0         14.5
            Purchased transportation                   14.2         14.7
            Operating taxes and licenses                3.7          3.5
            Insurance and claims                        3.4          3.7
            Depreciation and amortization               7.2          7.2
            Communications and utilities                1.5          1.7
            Building rents                              2.4          2.0
                                                      -----        -----
                  Total operating expenses             95.9         94.3
                                                      =====        =====
        Operating income                                4.1          5.7
        Other income (expense)
            Interest expense                           (0.1)        (0.3)
            Other, net                                  0.1          0.2
                                                      -----        -----
        Earnings before income taxes                    4.1          5.6
        Income taxes                                    1.6          2.1
                                                      -----        -----
        Net earnings                                    2.5%         3.5%
                                                      =====        =====


Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

        Operating revenues increased 12.3% to $28.7 million for the three months ended March 31, 1999, compared to $25.6 million for the first three months of 1998. The increase was attributable to an increased volume of freight within the Company's core service region, as well as new freight from the Company's BEA expansion facilities in Dallas, Texas and Chicago, Illinois. The number of shipments during the first quarter of 1999 increased by 17.5% to 235,212, compared to 200,235 for the first quarter of 1998.

        Of the $28.7 million in operating revenues for the three months ended March 31, 1999, $849,000 was attributable to the Company's warehousing and distribution company, MCDS. This represents a increase in revenues for MCDS from $476,000 during the first quarter of 1998, which was attributable to the expansion of a contract with one customer and the addition of several smaller customers.

        As a percentage of operating revenues, salaries, wages and benefits increased to 48.5% for the first quarter of 1999 from 47.0% for the first quarter of 1998. This 1.5% increase was due primarily to increased staffing of full-time employees with their associated benefits. This included staffing of the Company's BEA expansion facility in Chicago and a new service center in Benecia, California. Also, additional line drivers were employed by the Company in the first quarter of 1999, compared to the first quarter of 1998. During the first quarter of 1998, the Company utilized more purchased transportation instead of employee-drivers.

        Purchased transportation decreased to 14.2% of operating revenues for the quarter ended March 31, 1999 as compared to 14.7% for the same period of 1998. This was primarily caused by shifting costs from purchased transportation to other expense categories such as payroll, operating expenses and depreciation associated with having approximately 20 more employee line drivers during the first quarter of 1999 compared to the first quarter of 1998. The Company has increased its staff of employee line drivers in order to reduce overall costs and provide more reliable and consistent service.

        Insurance and claims expense decreased to 3.4% of operating revenues for the three months ended March 31, 1999 from 3.7% for the same period in 1998.

        Operating supplies and expenses increased to 15.0% of operating revenues for the quarter ended March 31, 1999 compared to 14.5% for the same period in 1998. This increase was primarily due to fuel costs associated with additional employee line drivers during the first quarter of 1999. During the first quarter of 1998, comparable fuel costs were included in purchased transportation, reflecting the use of owner-operators as opposed to employee drivers.

        Total operating expenses increased to 95.9% of operating revenues for the three months ended March 31, 1999 from 94.3% for the same period in 1998. This increase was primarily due to increased salaries, wages and benefits.

        Net earnings decreased 1.0% to $721,000 for the three months ended March 31, 1999, compared to $889,000 for the same period in 1998. Net earnings per weighted average share outstanding decreased $.03 to $.10 for the first quarter of 1999, compared to $.13 for the first quarter of 1998.


LIQUIDITY AND CAPITAL RESOURCES

        The Company's primary sources of liquidity are funds provided by operations and bank borrowings. Net cash provided by operating activities was approximately $4.0 million for the first three months of 1999 compared to $4.3 million for the corresponding period in 1998. Net cash provided by operating activities is primarily attributable to the Company's earnings before depreciation and amortization expense.

        Capital expenditures totaled approximately $3.4 million during the first three months of 1999 compared to $.9 million in the comparable period of 1998. For the three months ended March 31, 1999, $2.4 million of the $3.4 million of capital expenditures consisted of land, buildings, yard and fuel tank acquisitions and improvements. For the three months ended March 31, 1998, $.5 million of the $.9 million of capital expenditures were comprised of computer equipment.

        Net cash used in financing activities was $4.3 million for the three months ended March 31, 1999 compared to $5.0 million for the comparable period of 1998. At March 31, 1999, total borrowings under long-term obligations totaled approximately $1.4 million.

        The Company is a party to a loan agreement with Zions First National Bank ("Zions") that provides for a revolving line of credit in an amount not exceeding $5 million. The loan agreement provides for the issuance of letters of credit and may be used for this purpose, as well as to fund the working capital needs of the Company. As of March 31, 1999, there was no outstanding balance under this revolving line of credit.

        Zions has also provided a second revolving line of credit to the Company in an amount not to exceed $20 million. The Company intends to use amounts available under this credit facility, if necessary, primarily to purchase equipment used in operations. As of March 31, 1999, there was no outstanding balance under this facility.

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

        During the first quarter of 1999, the Company announced a share repurchase program. The Board of Directors of the Company authorized the repurchase of up to 700,000 shares. As of March 31, 1999, a total of 60,600 shares had been repurchased by the Company for approximately $308,450.


SEASONALITY

        The Company experiences some seasonal fluctuations in freight volume. Historically, the Company's shipments decrease during the winter months. In addition, the Company's operating expenses historically have been higher in the winter months due to decreased fuel efficiency and increased maintenance costs for revenue equipment in colder weather.

THE YEAR 2000 ISSUE

        The Company utilizes computer hardware and software in its operations. Certain computer applications could fail or create erroneous results due to the upcoming change in the century (the "Year 2000 Issue"). The Company has performed an analysis and has implemented procedures to address the Year 2000 Issue. The Company regularly upgrades its computer hardware and believes that it will not incur any additional expenses to modify computer hardware due to the Year 2000 Issue. In addition, the Company has received commitments from software vendors that will allow the Company to upgrade third-party software programs with minimal expense to the Company. The Company anticipates, however, that it will incur expenses of approximately $100,000 to upgrade and test certain proprietary software developed for the Company. As of March 31, 1999, approximately $80,000 of these expenses had been incurred. The Company has completed the modification of its proprietary software and has completed the majority of testing for such software. The Company is also contacting vendors and customers to determine the extent to which the Company may be vulnerable to third party year 2000 issues. Based upon current information, the Company believes that all hardware and software modifications necessary to operate and effectively manage the Company will be performed by the year 2000 and that related costs will not have a material impact on the results of operations, cash flow, or financial condition of the Company.


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

        There are a number of risks and uncertainties that could cause actual results to differ materially from those set forth in, contemplated by or underlying the forward-looking statements contained in this report. These risks include, but are not limited to, economic factors and fuel price fluctuations, the availability of employee drivers and independent contractors, risks associated with geographic expansion, capital requirements, claims exposure and insurance costs, competition and environmental hazards. Each of these risks and certain other uncertainties are discussed in more detail in the 1998 10-K. There may also be other factors, including those discussed elsewhere in this report, that may cause the Company's actual results to differ from the forward-looking statements. Any forward-looking statements made by or on behalf of the Company should be considered in light of these factors.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

      10.1   First Amendment to Motor Cargo Industries, Inc. 1997 Stock
             Option Plan

      27     Financial Data Schedule


      (b) No report on Form 8-K was filed during the quarter for which this report is filed.

                                   SIGNATURES



        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          MOTOR CARGO INDUSTRIES, INC.



                          /s/ LYNN H. WHEELER
                          ------------------------------------------------------
                          LYNN H. WHEELER
                          Vice President of Finance and Chief Financial Officer (Authorized Signatory and
                          Principal Financial and Accounting Officer)




Date:  May 12, 1999

                                INDEX TO EXHIBITS



Exhibits
--------
  10.1    First Amendment to Motor Cargo Industries, Inc. 1997 Stock Option Plan

  27      Financial Data Schedule.