Form 10-Q
period 1999-06-30
MOTOR CARGO INDUSTRIES INC
filed 1999-08-12
CIK 1047073

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    --------

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ___________ to __________


                        Commission file number 000-23341


                          MOTOR CARGO INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)


                  Utah                                       87-0406479
      -------------------------------                    ----------------
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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On July 31, 1999, there were 6,925,040 outstanding shares of the Registrant's Common Stock, no par value.


================================================================================

                          PART I. FINANCIAL INFORMATION



ITEM 1. FINANCIAL STATEMENTS


                  MOTOR CARGO INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS




                                     ASSETS



                                                June 30,        December 31,
                                                 1999              1998
                                              -----------       -----------
                                              (unaudited)
CURRENT ASSETS
    Cash and cash equivalents                 $ 3,685,285       $ 7,514,654
    Receivables                                14,512,951        14,182,974
    Prepaid expenses                            2,092,224         2,630,416
    Supplies inventory                            394,402           459,711
    Deferred income taxes                       1,517,605         1,365,000
    Income taxes receivable                            --           622,648
                                              -----------       -----------

           Total current assets                22,202,467        26,775,403

PROPERTY AND EQUIPMENT, AT COST                93,923,451        85,954,356

    Less accumulated depreciation
      and amortization                         43,985,298        40,560,113
                                              -----------       -----------

                                               49,938,153        45,394,243


OTHER ASSETS
    Deferred charges                              434,918           426,461
    Unrecognized net pension obligation            63,861            63,861
                                              -----------       -----------

                                                  498,779           490,322
                                              ===========       ===========

                                              $72,639,399       $72,659,968
                                              ===========       ===========



        The accompanying notes are an integral part of these statements.

                  MOTOR CARGO INDUSTRIES, INC. AND SUBSIDIARIES

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                              June 30,        December 31,
                                                                1999              1998
                                                            -----------       -----------
                                                            (unaudited)
CURRENT LIABILITIES
    Current maturities of long-term obligations             $   104,470       $    99,990
    Accounts payable                                          4,277,274         4,237,515
    Accrued liabilities                                       5,787,452         5,021,286
    Accrued income taxes                                      1,068,388                --
    Accrued claims                                            1,698,265         1,382,085
                                                            -----------       -----------
           Total current liabilities                         12,935,849        10,740,876

LONG-TERM OBLIGATIONS, less current
   maturities                                                 1,336,472         5,389,852

DEFERRED INCOME TAXES                                         7,159,884         7,255,000

COMMITMENTS AND CONTINGENCIES                                        --                --

STOCKHOLDERS' EQUITY
    Preferred stock, no par value; Authorized -
      25,000,000 shares - none issued                                --                --
    Common stock, no par value; Authorized -
      100,000,000 shares - issued 6,925,040 shares as
      of June 30, 1999 and 6,987,820 shares as of
      December 31, 1998                                      11,849,600        12,135,490
    Retained earnings                                        39,357,594        37,138,750
                                                            -----------       -----------
                                                             51,207,194        49,274,240
                                                            -----------       -----------
                                                            $72,639,399       $72,659,968
                                                            ===========       ===========


        The accompanying notes are an integral part of these statements.

                  MOTOR CARGO INDUSTRIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS



                                                      Three months ended                      Six months ended
                                                            June 30,                              June 30,
                                               --------------------------------        --------------------------------
                                                   1999                1998                1999                1998
                                               ------------        ------------        ------------        ------------
                                                          (unaudited)                            (unaudited)
Operating revenues                             $ 32,353,017        $ 28,327,739        $ 61,083,847        $ 53,915,321
                                               ------------        ------------        ------------        ------------
Operating expenses
    Salaries, wages and benefits                 14,570,117          12,592,455          28,500,763          24,634,011
    Operating supplies and expenses               5,303,965           3,709,958           9,611,014           7,413,790
    Purchased transportation                      4,353,263           4,558,239           8,424,731           8,338,200
    Operating taxes and licenses                  1,245,292             950,296           2,302,460           1,835,101
    Insurance and claims                          1,180,152             985,461           2,155,328           1,919,218
    Depreciation and amortization                 2,155,829           1,990,380           4,240,338           3,821,160
    Communications and utilities                    461,164             474,258             894,138             921,282
    Building rents                                  685,503             565,175           1,364,735           1,066,359
                                               ------------        ------------        ------------        ------------
           Total operating expenses              29,955,285          25,826,222          57,493,507          49,949,121
                                               ============        ============        ============        ============

           Operating income                       2,397,732           2,501,517           3,590,340           3,966,200
Other income (expense)
    Interest expense                                (32,177)            (31,666)            (68,794)           (107,020)
    Other, net                                       99,224             132,327             133,439             180,769
                                               ------------        ------------        ------------        ------------
                                                     67,048             100,661              64,645              73,749
                                               ------------        ------------        ------------        ------------
           Earnings before income taxes           2,464,780           2,602,178           3,654,985           4,039,949
Income taxes                                        967,142           1,013,970           1,436,142           1,563,258
                                               ------------        ------------        ------------        ------------
           NET EARNINGS                        $  1,497,638        $  1,588,208        $  2,218,843        $  2,476,691
                                               ============        ============        ============        ============

    Earnings per share: (note 2)
              Basic                            $       0.22                0.23                0.32                0.35
              Diluted                                  0.22                0.23                0.32                0.35
                                               ============        ============        ============        ============
    Weighted-average shares outstanding:
              Basic                               6,925,040           6,990,000           6,951,911           6,990,000
              Diluted                             6,925,040           6,998,000           6,951,911           6,908,000
                                               ============        ============        ============        ============


        The accompanying notes are an integral part of these statements.

                  MOTOR CARGO INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                             Six months ended
                                                                                June 30,
                                                                     ------------------------------
                                                                         1999               1998
                                                                     -----------        -----------
                                                                              (unaudited)
Increase (decrease) in cash and cash equivalents
    Cash flows from operating activities
       Net earnings                                                  $ 2,218,843        $ 2,476,691
                                                                     -----------        -----------
       Adjustments to reconcile net earnings to net cash
         provided by operating activities
           Depreciation and amortization                               4,240,338          3,821,160
           Provision for losses on trade
              and other receivables                                      121,100            105,000
           Gain on disposition of property and equipment                 (59,382)           (75,297)
           Deferred income taxes                                        (247,721)          (355,000)
           Charge associated with stock issuance to an officer            40,000                 --
           Changes in assets and liabilities
              Receivables                                               (451,077)            42,379
              Prepaid expenses                                           538,192            469,027
              Supplies inventory                                          65,309             84,770
              Income taxes                                             1,691,036            683,033
              Other assets                                                (8,457)           (42,416)
              Accounts payable                                            39,759           (690,114)
              Accrued liabilities and claims                           1,064,906            951,277
                                                                     -----------        -----------

                  Total adjustments                                    7,034,003          4,993,819
                                                                     -----------        -----------

                  Net cash provided by operating activities            9,252,846          7,470,510
                                                                     -----------        -----------

Cash flows from investing activities
    Purchase of property and equipment                                (8,809,915)        (6,455,865)
    Proceeds from disposition of property and equipment                   85,050            303,946
    Repurchase of shares                                                (308,450)                --
                                                                     -----------        -----------

                  Net cash used in
                    investing activities                              (9,033,315)        (6,151,919)
                                                                     -----------        -----------



                                   (Continued)

                  MOTOR CARGO INDUSTRIES, INC. AND SUBSIDIARIES

                                                                     Six months ended
                                                                         June 30,
                                                              ------------------------------
                                                                 1999                1998
                                                              -----------        -----------
                                                              (unaudited)        (unaudited)
Cash flows from financing activities
    Principal payments on long-term
      obligations                                              (4,048,900)        (5,044,795)
                                                              -----------        -----------

                  Net cash used in financing activities        (4,048,900)        (5,044,795)
                                                              -----------        -----------

                  Net decrease in
                    cash and cash equivalents                  (3,829,369)        (3,726,204)

Cash and cash equivalents at beginning of period                7,514,654          8,616,702
                                                              -----------        -----------

Cash and cash equivalents at end of period                    $ 3,685,285        $ 4,890,498
                                                              ===========        ===========



Supplemental cash flow information

Cash paid during the period for
    Interest                                                  $    29,177        $   116,000
    Income taxes                                                   16,500          1,060,000



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

2.       EARNINGS PER SHARE

         Basic earnings per common share ("EPS") are based on the weighted average number of common shares outstanding during each such period. Diluted earnings per common share are based on shares outstanding (computed under basic EPS) and potentially dilutive common shares. Potential common shares included in dilutive earnings per share calculations include stock options granted but not exercised. A reconciliation of weighted-average shares outstanding is presented below:


                                                         Three months ended                  Six months ended
                                                               June 30,                          June 30,
                                                     ---------------------------       ---------------------------
                                                        1999             1998             1999            1998
                                                     ----------       ----------       ----------       ----------
Net earnings                                         $1,497,638       $1,588,208       $2,218,843       $2,476,691
Weighted-average shares outstanding - basic           6,925,040        6,990,000        6,951,911        6,990,000

Effect of dilutive stock options                             --            8,000               --            8,000

Weighted-average shares outstanding - assuming
  dilution                                            6,925,040        6,998,000        6,951,911        6,998,000

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

         In 1997, the Company initiated a program to establish market and operations presence in several major business economic areas ("BEAs") outside of the Company's core service region. Unlike more traditional inter-regional expansion models, the Company only solicits tonnage from these markets moving west into its core service region. The Company primarily utilizes third-party truckload carriers to transport freight from these markets to its core service region. The Company initiated this strategy of selling into the region in an effort to improve lane, route and service center densities in its core service region without requiring the Company to incur the costs associated with building an inter-regional terminal network. The Company commenced operations at its first BEA expansion facility in Dallas in October 1997. In April 1998, the Company commenced operations at its second BEA expansion facility in Chicago.

         During the second quarter of 1999, the Company carefully examined its BEA operations in Chicago and Dallas. The Company's Dallas operation continues to show positive growth and margin yield. The Company determined that the Chicago operation, however, was not profitable, and would not produce acceptable levels of profitability for the near or intermediate term. As a result, in mid July 1999, the Company discontinued freight pick-up operations and closed its service center in Chicago. A small percentage of the freight handled by the Chicago operation will continue to be handled by the Company at other existing facilities. The Company currently has no immediate plans to open additional BEA operations; however, the Company will continue to evaluate additional BEA markets with the potential for success comparable to the Company's Dallas operation. The Company intends to evaluate all available strategies for obtaining tonnage from markets outside its core service region.

         On August 1, 1999, the Company secured a service center in Fremont, California. The Newark and Benicia, California service centers will be consolidated into the larger Fremont service center. The Company believes this consolidation will result in a reduction in line-haul expense and re-handling of freight.

         On August 1, 1999, the Company also converted its pick-up and delivery operations in Boise and Twin Falls, Idaho from independent agencies to Company-owned service centers. The Company expects that Company-owned service centers in these locations will facilitate improved line-haul relay and freight consolidation to and from the Northwest.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated the percentage of operating revenues represented by certain items in the Company's statements of earnings:


                                                    THREE MONTHS ENDED             SIX MONTHS ENDED
                                                         JUNE 30,                      JUNE 30,
                                                   -------------------           -------------------
                                                    1999         1998             1999         1998
                                                   -----         -----           -----         -----
         Operating revenues                        100.0%        100.0%          100.0%        100.0%
         Operating expenses
             Salaries, wages and benefits           45.0          44.4            46.7          45.6
             Operating supplies and expenses        16.4          13.1            15.7          13.8
             Purchased transportation               13.4          16.1            13.8          15.5
             Operating taxes and licenses            3.9           3.4             3.8           3.4
             Insurance and claims                    3.7           3.5             3.5           3.6
             Depreciation and amortization           6.7           7.0             6.9           7.1
             Communications and utilities            1.4           1.7             1.5           1.7
             Building rents                          2.1           2.0             2.2           1.9
                                                   -----         -----           -----         -----
                   Total operating expenses         92.6          91.2            94.1          92.6
                                                   -----         -----           -----         -----
                   Operating income                  7.4           8.8             5.9           7.4
         Other income (expense)
             Interest expense                       (0.1)         (0.1)           (0.1)         (0.2)
             Other, net                              0.3           0.5             0.2           0.3
                                                   -----         -----           -----         -----
         Earnings before income taxes                7.6           9.2             6.0           7.5
         Income taxes                                3.0           3.6             2.4           2.9
                                                   -----         -----           -----         -----
         Net earnings                                4.6           5.6             3.6           4.6
                                                   =====         =====           =====         =====


Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

         Operating revenues increased 14.2% to $32.4 million for the three months ended June 30, 1999, compared to $28.3 million for the same period in 1998. The increase was primarily attributable to an increased volume of freight within the Company's core service region. Approximately 3% of the 14.2% growth was attributable to revenue obtained because a competitor discontinued business at the end of May 1999. Freight from the Company's BEA operations also contributed to the revenue growth. As discussed above, the Company discontinued freight pick-up operations and closed its service center in Chicago subsequent to the end of the second quarter. The number of shipments during the second quarter of 1999 increased by 18.7% to 261,000 compared to 219,900 for the second quarter of 1998.

         Revenues contributed by MCDS increased to $929,000 for the second quarter of 1999, compared to $592,000 for the second quarter of 1998. The increase was due primarily to the expansion of a contract with one customer and the addition of several smaller customers.

         As a percentage of operating revenues, salaries, wages and benefits increased to 45.0% for the second quarter of 1999 from 44.4% for the second quarter of 1998. This increase was due primarily to increased staffing of full time employees with their associated benefits. This included staffing of the Company's new service center in Benicia, California. Also, additional line drivers were employed by the Company in the second quarter of 1999, compared to the second quarter of 1998. During the second quarter of 1998, the Company utilized more purchased transportation instead of employee-drivers.

         Purchased transportation decreased to 13.4% of revenues for the three months ended June 30, 1999 as compared to 16.1% for the same period in 1998. This was primarily caused by shifting costs from purchased transportation to other expense categories such as payroll, operating expenses, operating taxes and licenses and depreciation associated with having approximately 30 more employee line drivers during the second quarter of 1999 compared to the second quarter of 1998. The Company has increased its staff of employee drivers in order to reduce overall costs and provide more reliable and consistent service.

         Total operating expenses increased to 92.6% of operating revenues for the three months ended June 30, 1999 from 91.2% for the same period in 1998. This increase was primarily due to increased salaries, wages, benefits and investment in sales, marketing and operations. Fuel costs, as a percentage of operating revenues, were comparable to prior periods. Fuel prices have increased in recent months, however, particularly in the latter part of the second quarter. As a result, beginning in August 1999, the Company will implement a variable fuel surcharge tied to the west coast average fuel price index.

         Net earnings decreased 5.7% to $1,498,000 for the three months ended June 30, 1999, compared to $1,588,000 for the same period in 1998. Net earnings per share decreased $0.01 to $0.22 for the second quarter of 1999, compared to net earnings per share of $0.23 for the second quarter of 1998.

         Six Months Ended June 30, 1999 Compared to Six Months Ended June 30,
1998

         Operating revenues increased 13.3% to $61.1 million for the six months ended June 30, 1999, compared to $53.9 million for the same period in 1998. The increase was attributable to an increased volume of freight within the Company's core service region, as well as freight from the Company's BEA operations. The number of shipments during the six months ended June 30, 1999 increased by 18.1% to 496,300, compared to 420,100 for the same period in 1998.

         Revenues for MCDS increased to $1,779,000 for the six months ended June 30, 1999 from $1,068,000 for the same period in 1998. The increase was due primarily to the expansion of a contract with one customer and the addition of several smaller customers.

         As a percentage of operating revenues, salaries, wages and benefits increased to 46.7% for the six months ended June 30, 1999 from 45.6% for the same period of 1998. This increase was due primarily to increased staffing of full time employees with their associated benefits. This included staffing of the Company's BEA expansion facility in Chicago and a new service center in Benicia, California. Also, additional line drivers were employed by the Company in the first half of 1999, compared to the first half of 1998. During the first half of 1998, the Company utilized more purchased transportation instead of employee-drivers.

         Purchased transportation decreased to 13.8% of revenues for the six months ended June 30, 1999 as compared to 15.5% for the same period in 1998. This was primarily caused by shifting costs from purchased transportation to other expense categories such as payroll, operating expenses, operating taxes and licenses, and depreciation associated with having an average of approximately 26 more employee line drivers during the first six months of 1999 compared to the first six months of 1998. The Company has increased its staff of employee drivers in order to reduce overall costs and provide more reliable and consistent service.

         Total operating expenses increased to 94.1% of operating revenues for the six months ended June 30, 1999 from 92.6% for the same period in 1998. This increase was primarily due to increased salaries, wages and benefits. Fuel costs, as a percentage of operating revenues, were comparable to prior periods. Fuel prices have increased in recent months, however, particularly in the latter part of the second quarter. As a result, beginning in August 1999, the Company will implement a variable fuel surcharge tied to the west coast average fuel price index.

         Net earnings decreased 10.4% to $2,219,000 for the six months ended June 30, 1999, compared to $2,477,000 for the same period in 1998. Net earnings per share decreased $0.03 to $0.32 for the six months ended June 30, 1999 compared to net earnings per share of $0.35 for the same period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of liquidity are funds provided by operations and bank borrowings. Net cash provided by operating activities was approximately $9.3 million for the first six months of 1999 compared to $7.5 million for the corresponding period in 1998. Net cash provided by operating activities is primarily attributable to the Company's earnings before depreciation and amortization expense.

         Capital expenditures totaled approximately $8.8 million during the first six months of 1999 compared to $6.5 million in the comparable period of 1998. The increase in capital expenditures was primarily due to the purchase of revenue equipment and land and construction costs at new terminal facilities.

         Net cash used in financing activities was $4.0 million for the six months ended June 30, 1999 compared to $5.0 million for the comparable period of 1998. At June 30, 1999, total borrowings under long-term obligations totaled approximately $1.4 million.

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

         Zions has also provided a second revolving line of credit to the Company in an amount not to exceed $20 million. The Company intends to use amounts available under this credit facility primarily to purchase equipment used in operations and for other strategic purposes. As of June 30, 1999, there was no outstanding balance under this facility.

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

         During the first quarter of 1999, the Company announced a share repurchase program. The Board of Directors of the Company authorized the repurchase of up to 700,000 shares. As of June 30, 1999, a total of 60,600 shares had been repurchased by the Company for approximately $308,000.

SEASONALITY

         The Company experiences some seasonal fluctuations in freight volume. Historically, the Company's shipments decrease during the winter months. In addition, the Company's operating expenses historically have been higher in the winter months due to decreased fuel efficiency and increased maintenance costs for revenue equipment in colder weather.

THE YEAR 2000 ISSUE

         The Company utilizes computer hardware and software in its operations. Certain computer applications could fail or create erroneous results due to the upcoming change in the century (the "Year 2000 Issue"). The Company has performed an analysis and has implemented procedures to address the Year 2000 Issue. The Company regularly upgrades its computer hardware and believes that it will not incur any additional expenses to modify computer hardware due to the Year 2000 Issue. In addition, the Company has received commitments from software vendors that will allow the Company to upgrade third-party software programs with minimal expense to the Company. The Company anticipates, however, that it will incur expenses of approximately $100,000 to upgrade and test certain proprietary software developed for the Company. As of June 30, 1999, approximately $90,000 of these expenses had been incurred. The Company has completed the modification of its proprietary software and has completed the majority of testing for such software.

         The Company is also contacting vendors and customers to determine the extent to which the Company may be vulnerable to third party year 2000 issues. It is not possible at this time to quantify the amount of business that might be lost or the costs that could be incurred by the Company as a result of the Company's significant customers' and suppliers' failure to remediate their Year 2000 issues. The Company will establish, where needed, contingency plans based on testing experience and responses from significant customers and suppliers.

         Based upon current information, the Company believes that all hardware and software modifications necessary to operate and effectively manage the Company will be performed by the year 2000 and that related costs will not have a material impact on the results of operations, cash flow, or financial condition of the Company. There can be no assurances, however, that management's estimates and evaluations will prove to be accurate, and actual results could differ materially from those anticipated. Factors which might cause material changes include, but are not limited to, the availability of Year 2000 personnel, the readiness of third parties and the Company's ability to respond to unforeseen Year 2000 complications.

CAUTIONARY STATEMENT FOR FORWARD-LOOKING INFORMATION

         Certain information set forth in this report contains "forward-looking statements" within the meaning of federal securities laws. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs, plans or intentions relating to acquisitions by the Company and other information that is not historical information. When used in this report, the words "estimates," "expects," "anticipates," "forecasts," "plans," "intends," "believes" and variations of such words or similar expressions are intended to identify forward-looking statements. Additional forward-looking statements may be made by the Company from time to time. All such subsequent forward-looking statements, whether written or oral and whether made by or on behalf of the Company, are also expressly qualified by these cautionary statements.

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

                           PART II. OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Shareholders of the Company was held on June 21, 1999. At the meeting:

         1. The following persons were elected as Directors of the Company to serve until the next Annual Meeting or until their successors are elected and qualified.

                  Name                              Votes For       Votes Withheld
                  ----                              ---------       --------------
                  Harold R. Tate                    5,835,094           4,653
                  Marshall L. Tate                  5,834,494           5,253
                  Marvin L. Friedland               5,836,344           3,403
                  Robert Anderson                   5,835,744           4,003
                  James Clayburn LaForce, Jr        5,836,344           3,403

         2. The selection of Grant Thornton LLP as independent auditors to audit the Consolidated Financial Statements of the Company and its subsidiaries for the year ending December 31, 1999 was ratified by the shareholders as follows:

                  Votes For:              5,837,547
                  Votes Against:                700
                  Abstentions:                1,500
                  Broker Non-Votes:               0

         3. The Company's 1999 Stock Option Plan for Nonemployee Directors was approved by the Shareholders as follows:

                  Votes For:              5,387,447
                  Votes Against:            443,250
                  Abstentions:                9,050
                  Broker Non-Votes:               0


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


         (a)      The following exhibits are filed with this report.

         10.1     1999 Stock Option Plan for Non-Employee Directors

         27       Financial Data Schedule


         (b) No report on Form 8-K was filed during the quarter for which this report is filed.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              MOTOR CARGO INDUSTRIES, INC.




                                              /s/ Lynn H. Wheeler
                                              --------------------------------
                                              LYNN H. WHEELER
                                              Vice President of Finance and
                                              Chief Financial Officer
                                              (Authorized Signatory and
                                              Principal Financial and
                                              Accounting Officer)




Date: August 11, 1999

                                INDEX TO EXHIBITS



Exhibits

10.1            1999 Stock Option Plan for Non-Employee Directors

27              Financial Data Schedule.