Form 10-Q
period 1999-09-30
MOTOR CARGO INDUSTRIES INC
filed 1999-11-12
CIK 1047073

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    --------

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1999

                                              OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___________ to
      __________


                        Commission file number 000-23341


                          MOTOR CARGO INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)



             Utah                                                 87-0406479
-------------------------------                              -------------------
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

Yes   [X]    No   [ ]



                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On October 31, 1999, there were 6,925,040 outstanding shares of the Registrant's Common Stock, no par value.

================================================================================

                                PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                  MOTOR CARGO INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS




                                     ASSETS

                                                 September 30,     December 31,
                                                     1999              1998
                                                 ------------      ------------
                                                  (unaudited)
CURRENT ASSETS
   Cash and cash equivalents                     $  5,933,161      $  7,514,654
   Receivables                                     16,067,691        14,182,974
   Prepaid expenses                                 1,838,798         2,630,416
   Supplies inventory                                 388,128           459,711
   Deferred income taxes                            1,517,605         1,365,000
   Income taxes receivable                                 --           622,648
                                                 ------------      ------------

         Total current assets                      25,745,383        26,775,403

PROPERTY AND EQUIPMENT, AT COST                    97,635,973        85,954,356

   Less accumulated depreciation
     and amortization                             (45,711,937)      (40,560,113)
                                                 ------------      ------------

                                                   51,924,036        45,394,243


OTHER ASSETS
   Deferred charges                                   442,523           426,461
   Unrecognized net pension obligation                 63,861            63,861
                                                 ------------      ------------

                                                      506,384           490,322
                                                 ------------      ------------

                                                 $ 78,175,803      $ 72,659,968
                                                 ============      ============






        The accompanying notes are an integral part of these statements.

                        MOTOR CARGO INDUSTRIES, INC. AND SUBSIDIARIES

                             LIABILITIES AND STOCKHOLDERS' EQUITY

                                                        September 30,   December 31,
                                                             1999           1998
                                                        -------------   ------------
                                                         (unaudited)
CURRENT LIABILITIES
   Current maturities of long-term obligations           $   106,785    $    99,990
   Accounts payable                                        4,653,379      4,237,515
   Accrued liabilities                                     5,846,730      5,021,286
   Accrued claims                                          1,774,542      1,382,085
                                                         -----------    -----------
         Total current liabilities                        12,381,436     10,740,876

LONG-TERM OBLIGATIONS, less current
  maturities                                               6,308,951      5,389,852

DEFERRED INCOME TAXES                                      7,157,948      7,255,000

COMMITMENTS AND CONTINGENCIES                                     --             --

STOCKHOLDERS' EQUITY
   Preferred stock, no par value; Authorized -
     25,000,000 shares - none issued                              --             --
   Common stock, no par value; Authorized -
     100,000,000 shares - issued 6,925,040 shares as
     of September 30, 1999 and 6,987,820 shares as of
     December 31, 1998                                    11,849,600     12,135,490
   Retained earnings                                      40,477,868     37,138,750
                                                         -----------    -----------
                                                          52,327,468     49,274,240
                                                         -----------    -----------
                                                         $78,175,803    $72,659,968
                                                         ===========    ===========




        The accompanying notes are an integral part of these statements.

                  MOTOR CARGO INDUSTRIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

                                               Three months ended               Nine months ended
                                                  September 30,                   September 30,
                                          ----------------------------    ----------------------------
                                              1999            1998            1999            1998
                                          ------------    ------------    ------------    ------------
                                                  (unaudited)                     (unaudited)
Operating revenues                        $ 32,614,188    $ 30,721,691    $ 93,698,035    $ 84,637,011
                                          ------------    ------------    ------------    ------------
Operating expenses
   Salaries, wages and benefits             15,665,345      13,356,649      44,166,108      37,990,660
   Operating supplies and expenses           5,516,079       4,079,255      15,127,093      11,502,372
   Purchased transportation                  3,759,924       4,942,967      12,184,655      13,281,088
   Operating taxes and licenses              1,275,081         985,181       3,577,541       2,820,282
   Insurance and claims                      1,012,521         868,379       3,167,849       2,787,597
   Depreciation and amortization             2,271,062       2,054,451       6,511,400       5,875,611
   Communications and utilities                549,192         505,255       1,443,330       1,417,207
   Building rents                              775,426         626,313       2,140,161       1,692,672
                                          ------------    ------------    ------------    ------------
         Total operating expenses           30,824,630      27,418,450      88,318,137      77,367,489
                                          ------------    ------------    ------------    ------------

         Operating income                    1,789,558       3,303,241       5,379,898       7,269,522
Other income (expense)
   Interest expense                            (31,639)        (35,406)       (100,433)       (142,425)
   Other, net                                   86,653          57,931         220,092         238,699
                                          ------------    ------------    ------------    ------------
                                                55,014          22,525         119,659          96,274
                                          ------------    ------------    ------------    ------------

         Earnings before income taxes        1,844,572       3,325,766       5,499,557       7,365,796

Income taxes                                   724,299       1,302,369       2,160,441       2,865,339
                                          ------------    ------------    ------------    ------------


         NET EARNINGS                     $  1,120,273    $  2,023,397    $  3,339,116    $  4,500,457
                                          ============    ============    ============    ============

   Earnings per share: (note 2)
             Basic                        $       0.16    $       0.29    $       0.48    $       0.64
             Diluted                      $       0.16    $       0.29    $       0.48    $       0.64

   Weighted-average shares outstanding:
             Basic                           6,925,040       6,990,000       6,942,855       6,990,000
             Diluted                         6,933,460       6,990,000       6,945,662       6,990,000





        The accompanying notes are an integral part of these statements.

                  MOTOR CARGO INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                             Nine months ended
                                                               September 30,
                                                      -----------------------------
                                                          1999             1998
                                                      ------------     ------------
                                                               (unaudited)
Increase (decrease) in cash and cash equivalents
   Cash flows from operating activities
      Net earnings                                    $  3,339,116     $  4,500,457
                                                      ------------     ------------
      Adjustments to reconcile net earnings to net
        cash provided by operating activities
         Depreciation and amortization                   6,511,400        5,875,611
         Provision for losses on trade
            and other receivables                          187,100          158,013
         Gain on disposition of
           property and equipment                         (122,785)         (76,377)
         Charge associated with stock issuance to
           an officer                                       40,000               --
         Deferred income taxes                            (249,657)         255,098
         Changes in assets and liabilities
           Receivables                                  (2,071,816)      (1,253,314)
           Prepaid expenses                                791,618          692,518
           Supplies inventory                               71,583          112,738
           Income taxes receivable                         683,693          683,033
           Other assets                                    (16,062)         (75,466)
           Accounts payable                                415,864       (1,427,690)
           Accrued liabilities and claims                1,139,416        2,227,399
                                                      ------------     ------------

               Total adjustments                         7,380,353        7,171,563
                                                      ------------     ------------

               Net cash provided by operating
                 activities                             10,719,469       11,672,020
                                                      ------------     ------------

Cash flows from investing activities
   Purchase of property and equipment                  (13,281,956)      (8,847,108)
   Proceeds from disposition of property
     and equipment                                         363,550          344,041
   Repurchase of shares                                   (308,450)
                                                      ------------     ------------

               Net cash used in
                 investing activities                  (13,226,856)      (8,503,067)
                                                      ------------     ------------



                                         (Continued)

                  MOTOR CARGO INDUSTRIES, INC. AND SUBSIDIARIES

                                                         Nine months ended
                                                           September 30,
                                                    ---------------------------
                                                        1999            1998
                                                    -----------     -----------
                                                            (unaudited)
Cash flows from financing activities
    Proceeds from issuance of long-term
      obligations                                     5,000,000              --
    Principal payments on long-term
      obligations                                    (4,074,106)     (5,067,940)
                                                    -----------     -----------

               Net cash provided by (used in)
                 financing activities                   925,894      (5,067,940)
                                                    -----------     -----------

               Net decrease in
                 cash and cash equivalents           (1,581,493)     (1,898,987)

Cash and cash equivalents at beginning of period      7,514,654       8,616,702
                                                    -----------     -----------

Cash and cash equivalents at end of period          $ 5,933,161     $ 6,717,715
                                                    ===========     ===========


Supplemental cash flow information

Cash paid during the period for
   Interest                                         $   103,885     $   145,010
   Income taxes                                       1,490,150         801,864


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

                  MOTOR CARGO INDUSTRIES, INC. AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS



1.      UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

        The interim consolidated financial information included herein is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary to the fair presentation of the consolidated financial position, results of operations, and cash flows for the interim periods. The consolidated financial statements should be read in conjunction with the Notes to consolidated financial statements included in the audited consolidated financial statements for Motor Cargo Industries, Inc. (the "Company") for the year ended December 31, 1998 which are included in the Company's Annual Report on Form 10-K for such year (the "1998 10-K"). Results of operations for interim periods are not necessarily indicative of annual results of operations. The consolidated balance sheet at December 31, 1998 was extracted from the Company's audited consolidated financial statements contained in the 1998 10-K and does not include all disclosures required by generally accepted accounting principles for annual consolidated financial statements.

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


                                            Three months ended          Nine months ended
                                                September 30,              September 30,
                                         ------------------------    ------------------------
                                            1999           1998         1999          1998
                                         ----------     ---------    ----------    ----------
Net earnings                             $1,120,273     2,023,397    $3,339,116    $4,500,457
Weighted-average shares outstanding -     6,925,040     6,990,000     6,942,855     6,990,000
  basic

Effect of dilutive stock options              8,420            --         2,807            --

Weighted-average shares outstanding -
  diluted                                 6,933,460     6,990,000     6,945,662     6,990,000

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

        In 1997, the Company initiated a program to establish market and operations presence in several major business economic areas ("BEAs") outside of the Company's core service region. Unlike more traditional inter-regional expansion models, the Company only solicits tonnage from these markets moving west into its core service region. The Company primarily utilizes third-party truckload carriers to transport freight from these markets to its core service region. The Company initiated this strategy of selling into the region will improve lane, route and service center densities in its core service region without requiring the Company to incur the costs associated with building an inter-regional terminal network. The Company commenced operations at its first BEA expansion facility in Dallas in October 1997. In April 1998, the Company commenced operations at its second BEA expansion facility in Chicago.

        During the second quarter of 1999, the Company carefully examined its BEA operations in Chicago and Dallas. The Company's Dallas operation continues to show positive growth and margin yield. The Company determined that the Chicago operation, however, was not profitable, and would not produce acceptable levels of profitability for the near or intermediate term. As a result, in mid July 1999, the Company discontinued freight pick-up operations and closed its service center in Chicago. A small percentage of the freight handled by the Chicago operation continues to be handled by the Company at other existing facilities. The Company currently has no immediate plans to open additional BEA operations; however, the Company will continue to evaluate additional BEA markets with the potential for success comparable to the Company's Dallas operation. The Company intends to evaluate all available strategies for obtaining tonnage from markets outside its core service region.

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

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated the percentage of operating revenues represented by certain items in the Company's statements of earnings:

                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                           SEPTEMBER 30,         SEPTEMBER 30,
                                         ----------------      ----------------
                                          1999       1998       1999       1998
                                         -----      -----      -----      -----
Operating revenues                       100.0%     100.0%     100.0%     100.0%
Operating expenses
    Salaries, wages and benefits          48.0       43.5       47.1       44.9
    Operating supplies and expenses       16.9       13.4       16.1       13.6

    Purchased transportation              11.5       16.1       13.0       15.7
    Operating taxes and licenses           3.9        3.2        3.8        3.3
    Insurance and claims                   3.1        2.8        3.4        3.3
    Depreciation and amortization          7.0        6.7        7.0        6.9

    Communications and utilities           1.7        1.6        1.6        1.7
    Building rents                         2.4        2.0        2.3        2.0
                                         -----      -----      -----      -----
          Total operating expenses        94.5       89.3       94.3       91.4
                                         -----      -----      -----      -----

          Operating income                 5.5       10.7        5.7        8.6
Other income (expense)
    Interest expense                      (0.1)      (0.1)      (0.1)      (0.2)
    Other, net                             0.3        0.2        0.2        0.3
                                         -----      -----      -----      -----
Earnings before income taxes               5.7       10.8        5.9        8.7
Income taxes                               2.2        4.2        2.3        3.4
                                         -----      -----      -----      -----
Net earnings                               3.5        6.6        3.6        5.3
                                         =====      =====      =====      =====

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

        Operating revenues increased 6.2% to $32.6 million for the three months ended September 30, 1999, compared to $30.7 million for the same period in 1998. The increase was primarily attributable to an increased volume of freight within the Company's core service region. As discussed above, the Company discontinued freight pick-up operations and closed its service center in Chicago in July 1999. As a result of this discontinued service, revenue from the Company's BEA operations decreased $.5 million for the third quarter of 1999 compared to the same period in 1998.

        While revenue and total weight of shipments increased at a parallel rate of 6.2% and 6.8%, respectively, during the third quarter of 1999, total shipments increased by 11.2% to 263,100 compared to 236,500 for the third quarter of 1998. This resulted in a corresponding decrease in revenue per shipment of $5.60 to $122.60 from $128.20. Shipments under 500 lbs. increased by 15.2% to 134,900 during the third quarter of 1999 from 117,120 for the third quarter of 1998. The larger number of smaller shipments resulted in a deterioration of yield that affected the ratio of costs to revenue in all expense categories for the third quarter of 1999. The Company has taken steps to improve revenue quality. In addition to a general rate increase of 5.5% which took effect on October 5, 1999, the Company has commenced an aggressive account rationalization process designed to improve tonnage yield and profitability. The Company has identified those accounts that are not meeting acceptable profit margins, and has approached these customers with appropriate adjustments.

        Revenues contributed by MCDS increased to approximately $1,097,000 for the third quarter of 1999, compared to approximately $968,000 for the third quarter of 1998. The increase was due primarily to the expansion of a contract with one customer and the addition of several smaller customers.

        As a percentage of operating revenues, salaries, wages and benefits increased to 48.0% for the third quarter of 1999 from 43.5% for the third quarter of 1998. This increase was due primarily to the reduced yield in revenue as discussed above and increased staffing of full time employees with their associated benefits. Additional line drivers were employed by the Company in the third quarter of 1999, compared to the third quarter of 1998. During the third quarter of 1998, the Company utilized more purchased transportation instead of employee-drivers.

        Purchased transportation decreased to 11.5% of revenues for the three months ended September 30, 1999 as compared to 16.1% for the same period in 1998. This was primarily caused by shifting costs from purchased transportation to other expense categories such as payroll, operating expenses, operating taxes and licenses and depreciation associated with having approximately 34 more employee line drivers and 40 more line tractors during the third quarter of 1999 compared to the third quarter of 1998. The Company has increased its staff of employee drivers in order to reduce overall costs and provide more reliable and consistent service.

        Total operating expenses increased to 94.5% of operating revenues for the three months ended September 30, 1999 from 89.3% for the same period in 1998. This increase was primarily due to increased salaries, wages and benefits. Increased fuel costs also contributed to higher operating expenses during the third quarter. The Company implemented a fuel surcharge in mid-August that should limit the impact of fuel costs in future periods.

        Net earnings decreased 44.6% to $1,120,000 for the three months ended September 30, 1999, compared to net earnings of $2,023,000 for the same period in 1998. Net earnings per share decreased $0.13 to $0.16 for the third quarter of 1999, compared to net earnings per share of $.29 for the third quarter of 1998, based on weighted average diluted shares outstanding of 6,933,460 and 6,990,000, respectively.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

        Operating revenues increased 10.7% to $93.7 million for the nine months ended September 30, 1999, compared to $84.6 million for the same period in 1998. The increase was attributable to an increased volume of freight within the Company's core service region, as well as freight from the Company's BEA operations. The number of shipments during the nine months ended September 30, 1999 increased by 15.7% to 759,400, compared to 656,600 for the same period in 1998. As described above, a larger number of smaller shipments has resulted in a deterioration of yield that affected the ratio of costs to revenue in all expense categories, particularly in the third quarter of 1999.

        Revenues contributed by MCDS increased to approximately $2,875,000 for the nine months ended September 30, 1999 from approximately $2,036,000 for the same period in 1998. The increase was due primarily to the expansion of a contract with one customer and the addition of several smaller customers.

        As a percentage of operating revenues, salaries, wages and benefits increased to 47.1% for the nine months ended September 30, 1999 from 44.9% for the same period of 1998. This increase was due primarily to increased staffing of full time employees with their associated benefits. This included staffing of the Company's BEA expansion facility in Chicago and a new service center in Benecia, California. Also, additional line drivers were employed by the Company in the first nine months of 1999, compared to the first nine months of 1998. During the first nine months of 1998, the Company utilized more purchased transportation instead of employee-drivers.

        Purchased transportation decreased to 13.0% of revenues for the nine months ended September 30, 1999 as compared to 15.7% for the same period in 1998. This was primarily caused by shifting costs from purchased transportation to other expense categories such as payroll, operating expenses, operating taxes and licenses, and depreciation associated with having an average of approximately 30 more employee line drivers during the first nine months of 1999 compared to the first nine months of 1998. The Company has increased its staff of employee drivers in order to reduce overall costs and provide more reliable and consistent service.

        Total operating expenses increased to 94.3% of operating revenues for the nine months ended September 30, 1999 from 91.4% for the same period in 1998. This increase was primarily due to increased salaries, wages and benefits. Increased fuel costs also contributed to higher operating expenses for the nine months ended September 30, 1999. The Company implemented a fuel surcharge in mid-August that should limit the impact of fuel costs in future periods.

        Net earnings decreased 25.8% to $3,339,000 for the nine months ended September 30, 1999, compared to net earnings of $4,500,000 for the same period in 1998. Net earnings per share decreased $0.16 to $0.48 for the nine months ended September 30, 1999 compared to net earnings per share of $.64 for the same period in 1998, based on weighted average diluted shares outstanding of 6,945,662 and 6,990,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's primary sources of liquidity are funds provided by operations and bank borrowings. Net cash provided by operating activities was approximately $10.7 million for the first nine months of 1999 compared to $11.7 million for the corresponding period in 1998. Net cash provided by operating activities is primarily attributable to the Company's earnings before depreciation and amortization expense.

        Capital expenditures totaled approximately $12.9 million during the first nine months of 1999 compared to $8.5 million in the comparable period of 1998. Capital expenditures for real property and improvements to terminal facilities totaled $5.8 million for the nine months ended September 30, 1999, compared to $1.4 million for the same period in 1999.

        Net cash provided by financing activities was $0.9 million for the nine months ended September 30, 1999 compared to $5.1 million used in financing activities for the comparable period of 1998. At September 30, 1999, total borrowings under long-term obligations totaled approximately $6.3 million.

        The Company is a party to a loan agreement with Zions First National Bank ("Zions") that provides for a revolving line of credit in an amount not exceeding $5 million. The loan agreement provides for the issuance of letters of credit and may be used for this purpose, as well as to fund the working capital needs of the Company. As of September 30, 1999, there was no outstanding balance under this revolving line of credit.

        Zions has also provided a second revolving line of credit to the Company in an amount not to exceed $20 million. The Company intends to use amounts available under this credit facility primarily to purchase equipment used in operations and for other strategic purposes. As of September 30, 1999, there was $5 million outstanding under this facility as a long-term obligation.

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

        During the first quarter of 1999, the Company announced a share repurchase program. The Board of Directors of the Company authorized the repurchase of up to 700,000 shares. As of September 30, 1999, a total of 60,600 shares had been repurchased by the Company for approximately $308,000. No shares were purchased during the third quarter.

SEASONALITY

        The Company experiences some seasonal fluctuations in freight volume. Historically, the Company's shipments decrease during the winter months. In addition, the Company's operating expenses historically have been higher in the winter months due to decreased fuel efficiency and increased maintenance costs for revenue equipment in colder weather.

THE YEAR 2000 ISSUE

        The Company utilizes computer hardware and software in its operations. Certain computer applications could fail or create erroneous results due to the upcoming change in the century (the "Year 2000 Issue"). The Company has performed an analysis and has implemented procedures to address the Year 2000 Issue. The Company regularly upgrades its computer hardware and believes that it will not incur any additional expenses to modify computer hardware due to the Year 2000 Issue. In addition, the Company has received commitments from software vendors that will allow the Company to upgrade third-party software programs with minimal expense to the Company. The Company anticipates, however, that it will incur expenses of approximately $100,000 to upgrade and test certain proprietary software developed for the Company. As of September 30, 1999, almost all of these expenses had been incurred. The Company has completed the modification of its proprietary software and has completed the testing for such software.

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

                                   MOTOR CARGO INDUSTRIES, INC.



                                   /s/ LYNN H. WHEELER
                                   ------------------------------------
                                   LYNN H. WHEELER
                                   Vice President of Finance and Chief
                                   Financial Officer (Authorized Signatory and
                                   Principal Financial and Accounting Officer)




Date:  November 12, 1999