Form 10-K405
period 1999-12-31
MOTOR CARGO INDUSTRIES INC
filed 2000-03-24
CIK 1047073

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ____________ to _____________

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 20, 2000, the aggregate market value of the Registrant's voting Common Stock held by non-affiliates of the Registrant based upon the last sale price reported for such date on the Nasdaq National Market System was approximately $12,475,971.

The number of shares of the Registrant's Common Stock outstanding as of March 20, 2000 was 6,800,840.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant's definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the 2000 Annual Meeting of Shareholders of the Registrant is incorporated by reference into Part III of this Form 10-K.
================================================================================

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

                                     PART I

ITEM 1. BUSINESS

GENERAL

        Motor Cargo Industries, Inc. (the "Company") is a regional less-than-truckload ("LTL") carrier which provides transportation and logistics services to shippers within the Company's service region. The Company's service region is the western United States, including Arizona, California, Colorado, Idaho, New Mexico, Oregon, Texas, Utah and Washington. The Company transports general commodities, including consumer goods, packaged foodstuffs, electronics, computer equipment, apparel, hardware, industrial goods and auto parts for a diversified customer base. The Company offers a broad range of services, including expedited scheduling and full temperature-controlled service. Through its wholly-owned subsidiary, MC Distribution Services, Inc. ("MCDS"), the Company also provides customized logistics, warehousing and distribution management services.

        The Company utilizes 27 strategically located service centers (also referred to as "terminals") to serve major markets within the Company's service region. In addition, the Company provides service to 26 smaller markets within its service region pursuant to agreements with independent agents, most of which act as exclusive agents for the Company. See Item 1 "Business - Operations."

        In 1997, the Company initiated a program to establish market and operations presence in certain major business economic areas ("BEAs") outside of the Company's service region in order to solicit tonnage from these markets moving west into its service region. The Company opened BEA expansion facilities in Dallas and Chicago in October 1997 and April 1998, respectively. During the second quarter of 1999, the Company determined that the Chicago facility was not profitable and would not produce acceptable levels of profitability for the near or intermediate term. Consequently, in mid-July 1999, the Company discontinued freight pick-up operations and closed its service center in Chicago. The Company expanded its operation in Dallas to a full service terminal during 1999. The Dallas facility now provides both pick-up and delivery operations. The Company continued to utilize third-party truckload carriers, however, to transport freight from the Dallas facility to other service centers within the Company's service region. The Company currently has no plans to open additional BEA operations.

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

        Typically, LTL carriers transport freight along scheduled routes from multiple shippers to multiple consignees utilizing a network of terminals, together with fleets of linehaul and pickup and delivery tractors and trailers. Freight is picked up from customers by local drivers and consolidated for shipment. The freight is then loaded into inter city trailers and transported to other terminals by linehaul drivers. Large LTL carriers have traditionally employed a series of hub and spoke terminals. This method improves truck utilization but requires both multiple cargo rehandlings, which are expensive, and a fixed network of pickup, breakbulk and destination terminals, which is capital intensive and requires a large staff of freight handlers. At each breakbulk terminal, freight is unloaded and reloaded with other freight destined for locations in the same general direction of another breakbulk terminal, where the truck is sent for further unloading and loading, until the freight arrives at a destination terminal located nearest the region of the consignee. At the destination terminal, freight is then loaded onto a local truck for final delivery. The Company emphasizes direct loading between the originating and destination service centers in order to avoid the costly and time-consuming use of breakbulk terminals.

        LTL companies are generally categorized as regional, interregional or national carriers, based upon length of haul and service territory. Carriers with average lengths of haul less than 500 miles are referred to as regional carriers and generally provide either overnight or second day service. Regional LTL carriers usually are able to load freight for direct transport to a destination terminal, thereby avoiding the costly and time-consuming use of breakbulk terminals (where freight is rehandled and reloaded for delivery to its ultimate destination). Carriers with average lengths of haul between 500 and 1,000 miles are generally referred to as inter-regional carriers. National carriers, with average lengths of haul greater than 1,000 miles, generally operate coast to coast relying on networks of breakbulk and satellite terminals. Due to the geographical size of the western United States, the Company has a longer average length of haul than most other regional carriers. For the year ended December 31, 1999, the Company had an average length of haul of approximately 665 miles.

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

OPERATIONS

        The Company picks up freight with pickup and delivery trucks during the day and transports the freight to Company service centers by early evening. Pick-ups and deliveries are typically made within a 70 mile radius of each service center. Upon arrival at a service center, freight is unloaded, logged onto the Company's computerized tracing system, and reloaded onto trailers destined for the Company's other service centers. Trucks depart later in the evening for their destination service centers. In order to ensure prompt service, the Company enforces established time schedules for linehaul service between service centers and utilizes an advanced computer system to track and coordinate deliveries. Through the Company's wide area computer network, all vital information relating to shipments is available to each service center on a real-time basis. Before the cargo arrives at its destination service center, a manifest showing the contents of each trailer and the sequence in which it is loaded, along with the delivery bills, is generated by the Company's computerized tracing system and is available to the destination service center manager via the Company's computer network. Upon arrival at the destination service center, the freight is unloaded, sorted and delivered to its final destination by local delivery trucks.

        Instead of utilizing a complete "hub and spoke" system, which is typically used by large, national LTL carriers, the Company emphasizes direct loading of freight between service centers with minimal handling. Hub and spoke systems generally require shipments to be loaded and unloaded several times at a number of service centers and breakbulk facilities prior to delivery. Direct loading allows shipments to be transported directly from the originating service center to the destination service center without intermediate handling. Direct loading reduces the Company's costs because it requires less loading and unloading of freight and requires fewer terminals and breakbulk facilities.

        The Company uses a single service center, rather than multiple satellite terminals, in each of the major cities it serves. Single service centers reduce rehandling of freight, shorten delivery times and thereby reduce the risk of freight damage or loss.

        In addition to the Company's 27 service centers, the Company also utilizes independent agents in 26 smaller markets in which the Company does not operate service centers. These agents are independent businesses which operate within a specific area as the Company's pick-up and delivery agent. Shipments are coordinated through these agent's facilities in the same manner as the Company's service centers. Agents are compensated based upon a percentage of freight bill revenue and are required to maintain standards established by the Company. The Company believes that its utilization of agents in smaller markets helps the Company maintain a lower fixed cost structure and emphasize variable costs while improving the level of local market presence and allowing the Company to provide its customer base with broader geographical coverage. The table indicates the location of each of the Company's service centers and agent facilities:


                     SERVICE CENTERS                   AGENT FACILITIES
                     ---------------                   ----------------
               Albuquerque, New Mexico            Baker City, Oregon
               Bakersfield, California            Battle Mountain, Nevada
               Boise, Idaho                       Beatty, Nevada
               Colorado Springs, Colorado         Bend, Oregon
               Dallas, Texas                      Bishop, California
               Denver, Colorado                   Burns, Oregon
               El Paso, Texas                     Cedar City, Utah
               Eugene, Oregon                     The Dalles, Oregon
               Fremont, California                Elko, Nevada
               Fresno, California                 Ely, Nevada
               Grand Junction, Colorado           Flagstaff, Arizona
               Kent, Washington                   Hawthorne, Nevada
               Las Vegas, Nevada                  John Day, Oregon
               Medford, Oregon                    Kennewick, Washington
               North Salt Lake, Utah              Kingman, Arizona
               Oxnard, California                 Klamath, Oregon
               Phoenix, Arizona                   LaGrande, Oregon
               Pico Rivera, California            Lakeview, Oregon
               Pocatello, Idaho                   Lovelock, Nevada
               Portland, Oregon                   Pendleton Oregon
               Reno, Nevada                       Redding, California
               Rialto, California                 Ridgecrest, California
               Sacramento, California             Tonopah, Nevada
               San Diego, California              Wells, Nevada
               Spokane, Washington                Wendover, Utah
               Tucson, Arizona                    Winnemucca, Nevada
               Twin Falls, Idaho


        Approximately 40% of the Company's shipments are currently delivered overnight, and an additional 40% of the Company's shipments are delivered within two days. The Company uses single driver and two-man "sleeper" teams in its linehaul operations. The Company also contracts with third parties for transportation services ("purchased linehaul transportation") to supplement peak demand periods and address lane imbalances. The Company obtains purchased linehaul transportation from several sources, including truckload carriers and independent contractors. By utilizing purchased linehaul transportation, the Company is able to reduce "empty miles" and improve load factors.

        The Company selectively solicits business from customers to reduce operational inefficiencies by improving the mix of shipment and lane density, shipment size and lane flow. During the year ended December 31, 1999, the Company handled an average of approximately 3,850 shipments per day with an average weight per shipment of approximately 1,105 lbs. and average revenue per bill of approximately $121.80. The Company's revenue per hundredweight was $11.02 for the year ended December 31, 1999.

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

SPECIALIZED SERVICES

        The Company offers a broad range of services, including service capabilities beyond the scope of most LTL carriers. These services include Priority+Plus, an expedited time-definite service; Protective+Plus, a full temperature-controlled service for LTL shipments within the Company's core service region; and Canadian+Plus, full points coverage into all major Canadian markets through an exclusive regional marketing partnership with one of Canada's leading LTL carriers. The Company also provides less-than-container load service to Hawaii. The Company consolidates shipments, loads containers and tenders them to a major transoceanic carrier for transport to Hawaii. The shipments are then delivered by a local carrier in Hawaii pursuant to an agreement between the carrier and the Company. The Company intends to continue to evaluate additional niche service offerings which complement existing operating systems.

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

        The Company provides customized logistics, warehousing and distribution management services through its subsidiary MCDS. MCDS currently provides "just-in-time" delivery services for a small number of specialty retailers. One customer currently accounts for more than 85% of the operating revenues of MCDS. For the year ended December 31, 1999, $4.1 million or 3.3% of the Company's revenues were generated by MCDS.

CUSTOMERS AND MARKETING

        The Company has approximately 3,800 regular customers with an average monthly revenue billing of $1,000 or more. The Company's customers are not concentrated in any one area or industry and no one customer accounts for over 6% of total revenues.

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

        The Company's senior management is actively involved in the Company's sales and marketing activities. In order to attract new customers, the Company relies on its ability to provide quality service and on selective targeting of potential accounts. The Company's account executives are managed by three regional directors of sales. The account executives are responsible for developing new business and maintaining relations with existing customers. The Company also employs three corporate account managers in its corporate account office in Chicago. These corporate account managers solicit business from corporate level decision-makers who are responsible for freight shipments to locations within the Company's service region.

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

DRIVERS, INDEPENDENT CONTRACTORS AND OTHER PERSONNEL

        At December 31, 1999, the Company employed 1,571 persons in the following categories:


                    CATEGORY                          NO. OF EMPLOYEES
                    --------                          ----------------
         Full time drivers                                  541
         Part time drivers and dock workers                 528
         Salaried and clerical                              365
         Warehousemen                                         8
         Mechanics and Maintenance                           83
         Sales and sales management                          46


        At December 31, 1999, the Company employed 145 linehaul drivers and 476 pick-up and delivery drivers. The Company selects its drivers based upon experience and driving records. Pursuant to DOT regulations, drivers are required to pass drug tests prior to employment and periodically thereafter. The trucking industry experiences driver shortages from time to time; however, the Company has maintained an adequate and qualified driver force. The Company compensates linehaul drivers on a per mile basis. Pick-up and delivery drivers are compensated on an hourly basis.

        In addition to its employee drivers, the Company utilized approximately 71 linehaul drivers as of December 31, 1999, pursuant to an agreement with FHF Transportation, Inc. ("FHF"). These drivers operate tractors owned by the Company but are not employees of the Company. The Company makes payments to FHF based upon mileage.

        The Company supplements its linehaul fleet with the use of approximately 31 independent contractors. Because independent contractors provide their own tractor, independent contractors provide the Company with an alternative method of obtaining the use of additional revenue equipment with reduced capital investment. This approach reduces costs and maximizes flexibility by quickly providing additional linehaul capacity during periods of peak demand. Further, because independent contractors are compensated at a contracted rate per mile, the use of independent contractors helps the Company reduce fixed overhead and improve asset utilization. Independent contractors also allow the Company to better adjust to seasonal fluctuations in shipping volumes.

        Approximately 13% of the Company's employees are covered by two separate collective bargaining agreements relating to employees at the Company's North Salt Lake, Utah and Reno, Nevada service centers. Although these agreements cover most of the employees at these two facilities, less than half of these employees are actually members of unions. These unions are affiliated with the International Brotherhood of Teamsters, but the contracts are not tied to the Teamsters National Master Contract. The Company's agreement with North Salt Lake employees expires on November 30, 2002, and the Company's Agreement with Reno employees expires on November 30, 2000. Both agreements provide for automatic renewal from year to year after expiration, subject to the right of either party to cancel or terminate the agreement upon at least 60 days' notice prior to the date of expiration.

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

        The Company currently maintains liability insurance for bodily injury and property damage in the amount of $30 million, with a self retention amount of $250,000 per incident, and cargo insurance in the amount of $1 million, with a self retention amount of $100,000, per incident. An aggregate self retention amount of $250,000 per incident applies to incidents involving both liability and cargo claims. The Company maintains various insurance coverage on buildings and contents and is self-insured with respect to physical damage to other properties and equipment. The Company also maintains workers' compensation insurance in all states in which the Company operates. At December 31, 1999, a deductible of $250,000 was applicable to each state except Washington, which has no deductible. Subsequent to December 31, 1999, the Company modified the terms of its workers' compensation insurance to eliminate the deductible in all states other than Nevada.

REVENUE EQUIPMENT

        At December 31, 1999, the Company operated a fleet of 625 tractors and trucks and 2,469 trailers. The Company uses new linehaul tractors in linehaul operations for approximately five years. After five years of use, the Company trades in used linehaul tractors and purchases new linehaul tractors. The table below reflects, as of December 31, 1999, the average age of the type of equipment, and the number of respective units:


                                                         NUMBER    AVERAGE
       TYPE OF EQUIPMENT (CATEGORIZED BY PRIMARY USE)   OF UNITS     AGE
       ----------------------------------------------   --------   -------
      Linehaul tractors                                     210      2.9
      Pick-up and delivery tractors                         361      3.3
      Pick-up and delivery trucks                            54      5.0
      Trailers                                             2469      8.6


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

        The Company maintains its revenue equipment through the use of its own maintenance facilities as well as outside vendors. The Company's service centers in Pico Rivera, Las Vegas, Reno, Denver, Phoenix, Portland and North Salt Lake have maintenance facilities. In addition to scheduled maintenance on its equipment, the Company also performs occasional equipment modifications which are designed to improve operating performance and reduce operating costs of equipment. All data regarding equipment costs, depreciation, mileage and maintenance are recorded on the Company's computer system, allowing management to access equipment records quickly and plan scheduled maintenance efficiently.

        The Company purchases all of its parts through nationally recognized vendors. To enable management to better control inventory and costs, all orders are placed through the Company's central purchasing unit at the Company's headquarters.

FUEL AVAILABILITY AND COST

        Fuel, excluding fuel taxes, comprises approximately 2.5% to 4.5% of the Company's total operating expenses depending on the price of fuel. Generally, in order to obtain lower fuel costs and greater flexibility in fueling its fleet, the Company purchases its own fuel in bulk and requires its drivers to fuel at Company terminals. The Company emphasizes fuel economy through the use of modern, fuel-efficient equipment, driver and mechanic training programs and aerodynamic improvements. Although fuel constitutes a much lower percentage of costs to the Company than it would to a full truckload carrier, increases in fuel prices or fuel taxes, shortages of fuel or rationing of petroleum products could have a material adverse effect on the operations and profitability of the Company. Fuel prices are expected to rise significantly during 2000.

        Generally, in times of sharp fuel price increases, the Company implements fuel surcharges. Because of the highly competitive nature of the market for LTL services, the Company generally must wait for larger carriers to implement fuel surcharges before the Company can effectively implement fuel surcharges. The Company presently has a sliding scale fuel surcharge which is based on a fuel price index for the west coast. Due to increased fuel costs first occurring during the third quarter of 1999, the Company implemented a fuel surcharge in accordance with the fuel price index in order to limit the impact of fuel costs in future periods. The Company anticipates that fuel costs will continue to increase through the second quarter of 2000. The Company will respond to any such further increase with corresponding increases in the fuel surcharge in accordance with the fuel price index. Although the fuel surcharge reduces the impact of rising fuel costs, increased fuel prices can nevertheless have an adverse effect on the operations and profitability of the Company due to the difficulty of imposing and collecting the surcharge.

COMPETITION

        The transportation industry is highly competitive on the basis of both price and service. The Company competes with regional, interregional and national LTL carriers and, to a lesser extent, with truckload carriers, railroads and overnight delivery companies. Several large LTL carriers operate within the Company's core service region. Some of the Company's competitors are divisions or subsidiaries of larger trucking companies. Many of the Company's competitors have greater financial resources, more equipment and greater freight capacity than the Company. Certain carriers occasionally experience periods of overcapacity during which these carriers reduce prices in order to increase utilization of revenue equipment. The Company believes that it is able to compete effectively in its markets by providing high quality customized service at competitive prices.

REGULATION

        The Motor Carrier Act of 1980 significantly deregulated the trucking industry and increased competition among motor carriers. Following enactment of the Motor Carrier Act, applicants have obtained operating authority more easily, and interstate motor carriers such as the Company are able to change their rates and services with less regulatory oversight and delay. The Motor Carrier Act also removed many route and commodity restrictions affecting transportation of freight.

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

        Interstate motor carrier operations are subject to safety requirements prescribed by the DOT. Such matters as weight and dimensions of equipment are also subject to federal and state regulation. The use of triple trailers is subject to state regulation and is prohibited by several states within the Company's core service region. The Company is subject to federal, state and local environmental laws and regulations governing the management of hazardous wastes, other discharge of pollutants into the air and surface and underground waters, and the disposal of certain substances. These regulations extend to the Company's above-ground and underground fuel storage tanks. The Company has completed modifications of underground storage tanks at several of its facilities in order to comply with new federal regulations which became effective at the end of 1998. In most cases, the Company replaced its underground storage tanks with above ground tanks. The Company believes that all of its fuel storage tanks are in compliance with the new regulations. The Company also believes that it is in material compliance with all other applicable environmental laws and regulations and does not believe that the cost of future compliance should have a material adverse effect on the Company's operations or financial condition.

ITEM 2. PROPERTIES

        The Company owns its executive offices, located in North Salt Lake, Utah, consisting of a two-story building of approximately 21,377 square feet. Of the 27 service centers used by the Company within its core service region as of December 31, 1999, 10 were owned, 16 were leased and one had multiple facilities that were partially owned and partially leased by the Company. These facilities range in size according to the markets served. The Company has not experienced and does not anticipate difficulties in renewing existing leases on favorable terms or obtaining new facilities as and when required. The following table sets forth the location of each service center owned or leased by the Company as of December 31, 1999.


                                      # OF    OWNED OR
                  LOCATION            DOORS     LEASED    LEASE EXPIRATION
                  --------            -----   --------    ----------------
              Pico Rivera, CA           102     Leased    December 2013
              Rialto, CA                 78     Owned
              North Salt Lake, UT        77     Owned
              Denver, CO
                Building 1               32     Leased    November 2000
                Building 2               36     Owned
              Fremont, CA                60     Leased    August 2007
              Portland, OR               34     Owned
              Reno, NV                   88     Owned
              Sacramento, CA             30     Owned
              Kent, WA                   30     Owned
              Boise, Idaho               20     Leased    June 2002
              Phoenix, AZ               118     Owned
              El Paso, TX                20     Owned
              Las Vegas, NV              20     Owned
              San Diego, CA              20     Leased    May 2001
              Fresno, CA                 20     Leased    October 2001
              Albuquerque, NM            12     Leased    October 2001
              Oxnard, CA                  9     Leased    May 2000
              Bakersfield, CA             9     Leased    October 2000
              Tucson, AZ                 28     Leased    March 2004
              Medford, OR                 8     Leased    July 2001
              Spokane, WA                11     Leased    December 2002
              Colorado Springs, CO        7     Leased    August 2001
              Grand Junction, CO         16     Leased    May 2003

                                      # OF    OWNED OR
                  LOCATION            DOORS     LEASED    LEASE EXPIRATION
                  --------            -----   --------    ----------------
              Twin Falls, ID             6      Owned
              Dallas, TX                23      Leased    May 2002
              Pocatello, ID              2      Leased    September 2000
              Eugene, OR                 8      Leased    November 2004


        The following additional properties are either owned or under lease by the Company but are not currently being used in its operations.


                                      # OF    OWNED OR
                  LOCATION            DOORS     LEASED    LEASE EXPIRATION
                  --------            -----   --------    ----------------
              Newark, CA                35      Owned
              Chicago, IL               24      Leased    November 2001
              Benicia, CA               28      Leased    August 2001
              Boise, ID                 12      Leased    October 2001


        The Company also leases a sales office in Chicago pursuant to a lease which expires in November 2001. The Company's subsidiary, MCDS, leases an aggregate of 108,900 square feet of warehouse space in southern California pursuant to two leases which expire in January 2001 and February 2001. In addition, MCDS leases 82,300 square feet of warehouse space in York, Pennsylvania, pursuant to a lease that expires in June 2001, and 7,400 square feet of warehouse space in Las Vegas, Nevada pursuant to a month-to-month lease.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

        The Company did not submit any matter to a vote of security holders during the fourth quarter of 1999.

ITEM 10. EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth certain information with respect to the present executive officers and certain key employees of the Company:


NAME                             AGE                        POSITION
----                             ---                        --------
Harold R. Tate                   73    Chairman of the Board, Director
Marshall L. Tate                 37    President and Chief Executive Officer, Director
William J. Mahan                 54    Executive Vice President and Chief Operating
                                       Officer
Louis V. Holdener                61    Vice President, President of Motor Cargo
Marvin L. Friedland              57    Vice President and General Counsel, Secretary,
                                       Director
Lynn H. Wheeler                  58    Vice President and Chief Financial Officer
R. Scott Price                   36    Vice President of Sales and Marketing
Steven E. Wynn(1)                50    Vice President of Human Resources (Motor Cargo)
Kevin L. Avery(1)                42    Vice President of Traffic (Motor Cargo)


(1) Messers Wynn and Avery are officers of the Company's principal operating subsidiary, Motor Cargo, and are not officers of the Company.

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

        Marshall L. Tate has over 15 years experience in the trucking industry. Mr. Tate has been employed by the Company since 1984, has served as its President and Chief Executive Officer since March 1997, and was appointed to the Board of Directors of the Company in 1996. Prior to becoming the Company's President and Chief Executive Officer, Mr. Tate served in various divisional positions as well as Vice President of Sales and Marketing and Executive Vice President of Corporate Development for Motor Cargo. In 1995, Mr. Tate directed the start-up of the Company's logistics warehousing and distribution management services subsidiary, MC Distribution Services. Marshall L. Tate is the son of Harold R. Tate, the majority shareholder and Chairman of the Board of Directors of the Company.

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

        Louis V. Holdener has over 30 years experience in the trucking industry. Mr. Holdener has been employed by the Company since 1965, has served as President of Motor Cargo, the Company's primary operating subsidiary, since 1991, and was named Vice President of the Company in 1997. Prior to 1991, Mr. Holdener served in various positions with the Company, including Vice President of Operations of Motor Cargo.

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

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

        The Company's Common Stock is traded on the Nasdaq Stock Market (National Market) under the symbol "CRGO". At March 8, 2000, there were approximately 418 holders of the common stock, including 21 shareholders of record.

        The following table sets forth the high and low sales prices for the Company's common stock as reported by the Nasdaq National Market System by quarter, for the years ended December 31, 1999 and 1998.


                                                   YEAR ENDED
       QUARTER               -------------------------------------------------------
        ENDED                 DECEMBER 31, 1999                  DECEMBER 31, 1998
       -------               -------------------             -----------------------
                             HIGH           LOW               HIGH             LOW
                             ----           ----             -------         -------
        3/31                8.500          4.000             $13.750         $10.750
        6/30                8.906          5.000              13.00           10.00
        9/30                8.500          6.125              12.125           7.875
       12/31                7.188          3.375               9.50            6.50


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

                      SELECTED CONSOLIDATED FINANCIAL DATA
                    (in thousands, except per share amounts)


                                                                                  Year ended December 31,
                                                         -------------------------------------------------------------------------
                                                            1995            1996            1997            1998            1999
                                                         ---------       ---------       ---------       ---------       ---------
STATEMENT OF EARNINGS DATA:
    Operating revenues                                   $  80,808       $  92,310       $ 105,381       $ 114,725         125,310
    Operating expenses
       Salaries, wages and benefits                         35,495          39,666          45,247          51,747          59,502
       Operating supplies and expenses                      12,669          14,947          15,706          15,974          20,342
       Purchased transportation                             11,532          14,164          15,389          17,974          15,580
       Operating taxes and licenses                          3,178           3,531           3,519           3,885           4,731
       Insurance and claims                                  1,842           2,785           4,478           3,651           3,826
       Depreciation and amortization                         5,930           6,578           6,998           7,928           8,822
       Communications and utilities                          1,521           1,784           1,896           1,924           2,023
       Building rents                                        1,274           1,540           1,745           2,365           3,043
                                                         ---------       ---------       ---------       ---------       ---------
          Total operating expenses                          73,441          84,995          94,978         105,448         117,869
                                                         ---------       ---------       ---------       ---------       ---------

          Operating income                                   7,367           7,315          10,403           9,277           7,441
    Other income (expense)
          Interest expense                                  (1,500)         (1,430)         (1,051)           (154)           (139)
          Other, net                                           107             (32)            221             326             351
                                                         ---------       ---------       ---------       ---------       ---------
    Earnings before income taxes                             5,974           5,853           9,573           9,449           7,653
    Income taxes                                             2,094           2,118           3,805           3,660           3,000
                                                         ---------       ---------       ---------       ---------       ---------

    Net earnings                                         $   3,880       $   3,735       $   5,768       $   5,789       $   4,653
                                                         =========       =========       =========       =========       =========
    Earnings per common share - basic and diluted                                                        $     .83             .67
    Weighted-average shares outstanding - diluted                                                            6,992           6,941

    Pro forma (1)
       Earnings before income taxes                      $   5,974       $   5,853       $   9,573
       Income taxes                                          2,303           2,256           3,952
                                                         ---------       ---------       ---------
       Net earnings                                      $   3,671       $   3,597       $   5,621
                                                         =========       =========       =========
       Earnings per common share - basic                 $    0.63       $    0.62       $    0.95
                                                         =========       =========       =========
           Weighted-average shares outstanding - basic       5,820           5,820           5,939
                                                         =========       =========       =========
       Earnings per common share - diluted               $    0.63       $    0.62       $    0.95
                                                         =========       =========       =========
       Weighted-average
       shares outstanding - diluted                          5,820           5,820           5,939
                                                         =========       =========       =========



                                                                                December 31,
                                                        -----------------------------------------------------------
                                                          1995         1996         1997         1998         1999
                                                        -------      -------      -------      -------      -------
BALANCE SHEET DATA:
    Current assets                                      $20,233      $23,197      $26,965      $26,775       27,090
    Current liabilities                                  14,752       15,752       11,597       10,741       11,641
    Total assets                                         59,507       63,834       68,069       72,660       80,570
    Long-term obligations, less current maturities       17,724       16,820        6,492        5,390        8,021
    Total liabilities                                    36,784       37,794       24,618       23,386       26,929
    Stockholders' equity                                 22,723       26,040       43,451       49,275       53,641


(1) Effective August 28, 1997, the Company acquired the membership interests of Ute, a Utah limited liability company. A limited liability company passes through to its members essentially all taxable earnings and losses and pays no tax at the company level. Accordingly, for comparative purposes, a pro forma provision for income taxes using an effective income tax rate of approximately 38% has been determined assuming Ute had been taxed as a C corporation for all periods presented.

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

OVERVIEW

        1999 was a challenging year for the Company in many respects. Although total operating revenues increased 9.2%, this growth did not result in increased earnings from 1998 due to inadequate profit margins on certain accounts. The Company took corrective actions during the third and fourth quarters, including the implementation of an aggressive account rationalization program. By analyzing each account based upon revenue quality characteristics such as revenue per bill and revenue per hundredweight, the Company was able to identify accounts that were not meeting acceptable profit margins. Appropriate rate adjustments were made to under-performing accounts or alternatively, accounts were eliminated that could not be adjusted to provide acceptable margins. The result was a significant improvement in tonnage yield and profitability during the fourth quarter.

        During the second quarter of 1999, the Company carefully examined its BEA operations in Chicago and Dallas. The Company's Dallas operation continues to show positive growth and margin yield and is now a full service terminal providing both pick-up and delivery services. The Company determined that the Chicago operation was not profitable, and would not produce acceptable levels of profitability for the near future. The Company discontinued pick-up operations and closed the Chicago service center in mid-July 1999. Currently, the Company has no plans to open additional BEA operations.

        In order to improve line-haul relay and freight consolidation to and from the Northwest, the Company converted its pick-up and delivery operations in Eugene, Oregon and Boise and Twin Falls, Idaho from independent agencies to Company-owned service centers during the second quarter of 1999. The Company also secured a service center in Fremont, California. The Newark and Benicia, California service centers were consolidated into the Fremont service center in order to reduce line haul expense and rehandling of freight.

RESULTS OF OPERATIONS

        The following table sets forth the percentage relationship of certain items to revenues for the periods indicated:


                                            YEAR ENDED DECEMBER 31,
                                      ----------------------------------
                                       1997          1998          1999
                                      ------        ------        ------
Operating revenues                     100.0%        100.0%        100.0%
Operating expenses
    Salaries, wages and benefits        42.9          45.1          47.5
    Operating supplies and expenses     14.9          13.9          16.2
    Purchased transportation            14.6          15.7          12.5
    Depreciation and amortization        6.6           6.9           7.0
    Insurance and claims                 4.2           3.2           3.1
    Operating taxes and licenses         3.3           3.4           3.8
    Communications and utilities         1.9           1.7           1.6
    Building rents                       1.7           2.0           2.4
                                      ------        ------        ------
          Total operating expenses      90.1          91.9          94.1
                                      ------        ------        ------

Operating income                         9.9           8.1           5.9
Other income (expense)
    Interest expense                    (1.0)         (0.1)         (0.1)
    Other, net                           0.2           0.3           0.3
                                      ------        ------        ------
Earnings before income taxes             9.1           8.3           6.1
Income taxes                             3.6           3.2           2.4
                                      ------        ------        ------
Net earnings                             5.5%          5.1%          3.7%
                                      ======        ======        ======


Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

        Operating revenues increased 9.2% in 1999 to $125.3 million from $114.7 million in 1998. The increase was attributable to the increased volume of freight. The number of shipments during 1999 increased by 11.8% to 999,563, compared to 893,957 for 1998. Revenue per hundredweight increased to $11.02 in 1999 from $10.92 for 1998.

        The Company's warehousing and distribution management company, MCDS, contributed $4.1 million of the $125.3 million in operating revenues for the year ended December 31, 1999 compared to $3.1 million for the year ended December 31, 1998. This increase was due primarily to the expansion of a contract with one customer and the addition of several smaller customers.

        Tonnage increased by 7.7% to 552,412 in 1999, compared to 512,705 in 1998. Average revenue per bill decreased 2.8% to $121.82 in 1999 compared to $125.31 in 1998. Fourth quarter average revenue per bill increased to $127.87, however, as a result of adjustments to pricing on freight that was not producing sufficient yield.

        As a percentage of operating revenues, salaries, wages, and benefits increased to 47.5% for the year ended December 31, 1999 from 45.1% for 1998. Salaries and wage rates increased approximately 4% in 1999 compared to 1998. The increase was due primarily to reduced yield in revenue as evidenced by the reduction in average revenue per bill and increased staffing of full time employees with their associated benefits. Additional line drivers were employed allowing a reduction in the use of purchase transportation.

        Operating supplies and expenses, which include agent commissions, tires, parts, repairs and fuel and other general operating expenses, increased in 1999 to 16.2% of operating revenue compared to 13.9% for 1998. The increase was primarily attributable to increased expenses, such as fuel, parts, tires and repairs, associated with the shift from using purchased transportation to using more company trailers and drivers.

        Purchased transportation decreased to 12.5% of operating revenues in 1999 from 15.7% for 1998. The decrease was caused by the shifting of costs from purchased transportation to other expense categories, such as payroll, operating supplies and expense, operating taxes and licenses, and depreciation, associated with having approximately 30 more line drivers during 1999 compared to 1998. The Company has increased its staff employee drivers in order to provide more reliable and consistent service.

        Interest expense was slightly less during 1999 compared to 1998. At December 31, 1999, total long-term obligations were $8.1 million compared to $5.5 million at December 31, 1998.

        Building rents increased to 2.4% of operating revenue for 1999 as compared to 2.0% for 1998. This increase was due primarily to lease payments for additional facilities in Fremont, California and Boise, Idaho as well as continuing lease payments on unused facilities in Chicago, Illinois, Benicia, California, and Boise, Idaho.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

        Operating revenues increased 8.9% in 1998 to $114.7 million from $105.4 million in 1997. The increase was attributable to new freight from the Company's BEA expansion facilities in Dallas, Texas and Chicago, Illinois, as well as increased freight volume within the Company's core service region. The number of shipments during 1998 increased by 9.5% to 893,957, compared to 816,567 for 1997. Revenue per hundredweight decreased to $10.92 in 1998 from $10.96 for 1997.

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

        Tonnage increased by 10.0% to 512,705 in 1998, compared to 466,131 in 1997. Average revenue per bill increased .1% to $125.31 in 1998 compared to $125.15 in 1997. Demand for freight was sluggish during 1998, limiting the growth in revenue and increasing the stress on margins.

        As a percentage of operating revenues, salaries, wages, and benefits increased to 45.1% for the year ended December 31, 1998 from 42.9% for 1997. Salaries and wage rates increased approximately 4% in 1998 compared to 1997. In addition, staffing increases were made to provide for new facilities in Chicago, Illinois and Benecia, California, along with staffing increases at other service centers to maximize quality of service. The Company also incurred additional labor costs in connection with the Company's efforts to optimize and reorganize linehaul operations.

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

LIQUIDITY AND CAPITAL RESOURCES

        The Company's primary sources of liquidity have been funds provided by operations and bank borrowings. Net cash provided by operating activities was approximately $12.6 million, $12.6 million and $11.7 million in 1997, 1998 and 1999, respectively. Net cash provided by operating activities is primarily attributable to the Company's earnings before depreciation and amortization expense.

        Capital expenditures net of disposed property totaled approximately $7.3 million, $12.6 million and $16.0 million during 1997, 1998 and 1999, respectively. The majority of the Company's capital expenditures net of disposition is financed with cash provided by operating activities and long-term debt. The Company's budget for total capital expenditures net of disposed property is approximately $14.7 million for 2000. These capital expenditures will consist primarily of the acquisition of new revenue equipment and construction of terminal facilities.

        Net cash used in financing activities was $5.4 million and $1.1 million in 1997 and 1998. In 1999, net cash of $2.3 million was provided by financing activities. At December 31, 1999, the Company had outstanding long-term obligations (including current maturities) consisting of approximately $8.1 million, most of which comprised obligations for the purchase of revenue equipment. See Note F to the Company's Consolidated Financial Statements.

        The Company leases a small portion of the revenue equipment used in its operations. At December 31, 1999, the Company's future minimum lease payments under operating leases relating to equipment amounted to $4.6 million. See Note D to the Company's Consolidated Financial Statements.

        The Company is a party to a loan agreement with Zions First National Bank ("Zions") that provides for a revolving line of credit in an amount not exceeding $5 million. The loan agreement provides for the issuance of letters of credit and may be used for this purpose, as well as to fund the working capital needs of the Company. As of December 31, 1999, there was no outstanding balance under this revolving line of credit.

        Zions has also provided a second revolving line of credit to the Company in an amount not to exceed $20 million. The Company intends to use amounts available under this credit facility, if necessary, primarily to purchase equipment used in operations. As of December 31, 1999, the Company had $6.7 million in loans outstanding under this facility.

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

        During the first quarter of 1999, the Company announced a share repurchase program. The Board of Directors of the Company authorized the repurchase of up to 700,000 shares. As of December 31, 1999, a total of 62,780 shares had been repurchased by the Company for approximately $325,900. Subsequent to the end of the year, the Company repurchased an additional 124,200 shares for approximately $578,600.

INFLATION

        Inflation has had a minimal effect upon the Company's profitability in recent years. Most of the Company's operating expenses are inflation sensitive, with inflation generally producing increased costs of operation. Although the Company historically has been able to pass through most increases in fuel prices and taxes to customers in the form of fuel surcharges or higher rates, the Company generally must wait for larger carriers to implement fuel surcharges before the Company can effectively implement fuel surcharges. Fuel prices increased significantly during the third quarter of 1999. Accordingly, the Company implemented a fuel surcharge in mid-August to limit the impact of fuel costs in future periods. Although the fuel surcharge reduces the impact of rising fuel costs, increased fuel prices can nevertheless have an adverse effect on the operations and profitability of the Company due to the difficulty of imposing and collecting the surcharge. See Item 1 "Business-Fuel Availability and Cost." The Company expects that inflation will affect its costs no more than it affects those of other regional LTL carriers.

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

THE YEAR 2000 ISSUE

        The Company has performed an analysis of its computer systems and has implemented procedures to address year 2000 issues. During 1997, 1998 and 1999, the Company spent a total of $105,000 to upgrade and test computer systems and applications. The Company has not experienced any significant year 2000 related problems. Based upon current information, the Company does not anticipate any future year 2000 related computer problems or additional costs to upgrade computer systems related to the year 2000 issue.

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

     Economic Factors and Fuel Price Fluctuations

        The availability and price of fuel, insurance costs, interest rates, fluctuations in customers' business cycles and national and regional economic conditions are economic factors over which the Company has little or no control. Significant increases in fuel prices, interest rates or increases in insurance costs, to the extent not offset by increases in freight rates, or disruptions in fuel supply, would adversely affect the Company's results of operations. A significant downturn in customers' businesses, temporary inventory imbalances (resulting from a recession or otherwise), or decreased demand for LTL carrier services could also have a materially adverse effect on the Company.

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

     Competition

        The trucking industry is highly competitive and fragmented. Competition for freight transported by the Company is based primarily on service, efficiency and on freight rates. The Company competes with regional, interregional and national LTL carriers of varying sizes and, to a lesser extent with truckload carriers, railroads and overnight delivery companies. Some of the Company's competitors are divisions or subsidiaries of larger trucking companies. Many of the Company's competitors have greater financial resources, more equipment and greater freight capacity than the Company.

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

Other Factors

        In addition to the factors described above, the Company may be impacted by a number of other matters and uncertainties, including: (i) changes in demand for LTL carrier services; (ii) potential legislation and regulatory changes;
(iii) changes in competitive conditions in the Company's service region; and
(iv) increases in the cost of compliance with regulations, including environmental regulations.

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


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information to be included under the caption "Election of Directors" in the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A of the Exchange Act in connection with the 2000 Annual Meeting of Shareholders of the Company (the "Proxy Statement") is incorporated herein by reference. In addition, reference is made to Item 10 in
Part I of this Report.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a)(1)        Consolidated Financial Statements

              Report of Independent Certified Public
              Accountants                                           F-1

              Consolidated Balance Sheets at December 31,
              1999 and 1998                                         F-2

              Consolidated Statements of Earnings for the
              years ended December 31, 1999, 1998 and 1997          F-4

              Consolidated Statement of Stockholders'
              Equity for the years ended December 31,
              1999, 1998 and 1997                                   F-5

              Consolidated Statements of Cash Flows for
              the years ended December 31, 1999, 1998 and
              1997                                                  F-6

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

10.1           Loan Agreement, dated November 25, 1998, between the Company,
               Motor Cargo and Zions First National Bank (filed as Exhibit 10.1 to the Company's Annual Report for 1998 on Form 10-K (File No.
               333-37211) and incorporated herein by reference).

10.2 $20,000,000 Promissory Note, dated November 26, 1998, to the order of Zions First National Bank (filed as Exhibit 10.2 to the
               Company's Annual Report for 1998 on Form 10-K (File No.
               333-37211) and incorporated herein by reference).

10.3           1997 Stock Option Plan (filed as Exhibit 10.2 to the Company's
               Registration Statement on Form S-1 (File No. 333-37211) and incorporated herein by reference).1

10.4           Pension Plan of Employees of Motor Cargo and Trust Agreement
               (filed as Exhibit 10.3 to the Company's Registration Statement on
               Form S-1 (File No. 333-37211) and incorporated herein by reference).1

10.5           Motor Cargo Profit Sharing Plan (filed as Exhibit 10.4 to the
               Company's Registration Statement on Form S-1 (File No. 333-37211)
               and incorporated herein by reference).1

10.6           Restricted Stock Agreement, dated October 2, 1997, between the
               Company and Louis V. Holdener (filed as Exhibit 10.5 to the
               Company's Registration Statement on Form S-1 (File No. 333-37211)
               and incorporated herein by reference).1

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

10.13 Form of Salary Continuation Agreement (filed as Exhibit 10.12 to the Company's Registration Statement on Form S-1 (File No.
               333-37211) and incorporated herein by reference).1

10.14          Management Agreement between the Company and FHF Transportation,
               Inc. (filed as Exhibit 10.18 to the Company's Registration
               Statement on Form S-1 (file No. 333-37211 and incorporated herein by reference).

10.15          Master Truck Agreement between Motor Cargo, Reno, Nevada and
               Teamsters, Chauffeurs, Warehousemen & Helpers and Professional
               Clerical, Public and Miscellaneous Employees, Local Union No.
               533, affiliated with the International Brotherhood of Teamsters.*

10.16 Master Truck Agreement between Motor Cargo, Salt Lake City, Utah and the International Brotherhood of Teamsters, Chauffeurs,
               Warehousemen and Helpers of America, Local Union No. 222. *

11             Pro Forma Earnings Per Share Calculation*

21             Subsidiaries of the Company (filed as Exhibit 21 to the Company's
               Registration Statement on Form S-1 (file No. 333-37211 and incorporated herein by reference).

23             Consent of Grant Thornton LLP.*

27             Financial Data Schedule.*


--------------

1 Management contracts and compensatory plans and arrangements identified pursuant to Item 14(a)(3) of Form 10-K.

*       Filed with this report.


(b)            Reports on Form 8-K

               Not Applicable.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 MOTOR CARGO INDUSTRIES, INC.



Date: March 23, 2000              By     /s/ Lynn H. Wheeler
                                    -----------------------------------------
                                    Lynn H. Wheeler
                                    Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: March 23, 2000          By     /s/ Harold R. Tate
                                ------------------------------------------
                              Harold R. Tate, Director and
                              Chairman of the Board


Date: March 23, 2000          By     /s/ Marshall L. Tate
                                ------------------------------------------
                              Marshall L. Tate, Director
                              (Principal Executive Officer)


Date: March 23, 2000          By     /s/ Lynn H. Wheeler
                                ------------------------------------------
                              Lynn H. Wheeler, Chief Financial Officer
                              (Principal Financial and Accounting
                              Officer)


Date: March 23, 2000          By     /s/ Marvin L. Friedland
                                ------------------------------------------
                              Marvin L. Friedland, Director


Date: March 23, 2000          By     /s/ Robert Anderson
                                ------------------------------------------
                              Robert Anderson, Director


Date: March 23, 2000          By     /s/ James Clayburn LaForce, Jr.
                                ------------------------------------------
                              James Clayburn La Force, Jr., Director

                              REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Motor Cargo Industries, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheets of Motor Cargo Industries, Inc. and Subsidiaries (the Company) as of December 31, 1999 and 1998, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Motor Cargo Industries, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.


                                                       /s/ Grant Thorton LLP


Salt Lake City, Utah
January 28, 2000

                  MOTOR CARGO INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                  December 31,


                                     ASSETS


                                                        1999             1998
                                                     -----------      -----------
CURRENT ASSETS
   Cash and cash equivalents (Notes E and M)         $ 5,508,809      $ 7,514,654
   Receivables (Notes B and E)                        16,570,062       14,182,974
   Prepaid expenses                                    2,720,084        2,630,416
   Supplies inventory (Note E)                           568,430          459,711
   Deferred income taxes (Note G)                      1,723,000        1,365,000
   Income taxes receivable                                     -          622,648
                                                     -----------      -----------

         Total current assets                         27,090,385       26,775,403

PROPERTY AND EQUIPMENT, AT COST
  (Notes C, E, and F)                                 99,459,949       85,954,356

   Less accumulated depreciation
     and amortization                                 46,644,471       40,560,113
                                                     -----------      -----------

                                                      52,815,478       45,394,243


Other assets
   Deferred charges                                      606,250          426,461
   Unrecognized net pension obligation (Note H)           58,071           63,861
                                                     -----------      -----------

                                                         664,321          490,322
                                                     -----------      -----------

                                                     $80,570,184      $72,659,968
                                                     ===========      ===========


        The accompanying notes are an integral part of these statements.

                  MOTOR CARGO INDUSTRIES, INC. AND SUBSIDIARIES

                                  December 31,


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                    1999             1998
                                                                -----------      -----------
CURRENT LIABILITIES
   Current maturities of long-term obligations (Note F)         $   109,151      $    99,990
   Accounts payable                                               3,361,660        2,958,371
   Accrued liabilities (Note O)                                   6,323,095        6,300,430
   Accrued Claims (Note P)                                        1,727,391        1,382,085
   Income Taxes Payable                                             119,931                -
                                                                -----------      -----------
         Total current liabilities                               11,641,228       10,740,876

LONG-TERM OBLIGATIONS, less current
  maturities (Note F)                                             8,020,523        5,389,852

DEFERRED INCOME TAXES
  (Note G)                                                        7,267,000        7,255,000

COMMITMENTS AND CONTINGENCIES
  (Notes D, E, F, H, I, K, and L)                                         -                -

STOCKHOLDERS' EQUITY (Notes F, I and N)
   Preferred stock, no par value; Authorized -
     25,000,000 shares - none issued                                      -                -
   Common stock, no par value; Authorized -
     100,000,000 shares - issued and outstanding
     6,925,040 shares in 1999 and 6,987,820 shares in 1998       11,849,600       12,135,490
   Retained earnings                                             41,791,833       37,138,750
                                                                -----------      -----------
                                                                 53,641,433       49,274,240
                                                                -----------      -----------
                                                                $80,570,184      $72,659,968
                                                                ===========      ===========


        The accompanying notes are an integral part of these statements.

                  MOTOR CARGO INDUSTRIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

                             Year ended December 31,


                                                       1999                1998                1997
                                                   -------------       -------------       -------------
Operating revenues                                 $ 125,309,633       $ 114,724,798       $ 105,381,447
                                                   -------------       -------------       -------------
Operating expenses
   Salaries, wages and benefits                       59,502,114          51,746,567          45,247,186
   Operating supplies and expenses                    20,341,773          15,973,557          15,706,124
   Purchased transportation                           15,580,049          17,975,515          15,388,965
   Operating taxes and licenses                        4,730,417           3,884,923           3,519,313
   Insurance and claims                                3,826,130           3,651,217           4,477,747
   Depreciation and amortization                       8,822,260           7,927,663           6,997,498
   Communications and utilities                        2,022,974           1,923,707           1,896,379
   Building rents                                      3,043,136           2,365,006           1,744,877
                                                   -------------       -------------       -------------
         Total operating expenses                    117,868,853         105,448,155          94,978,089
                                                   -------------       -------------       -------------
         Operating income                              7,440,780           9,276,643          10,403,358
Other income (expense)
   Interest expense                                     (138,810)           (153,673)         (1,050,791)
   Other, net                                            351,113             325,891             220,909
                                                   -------------       -------------       -------------
                                                         212,303             172,218            (829,882)
                                                   -------------       -------------       -------------
         Earnings before income taxes                  7,653,083           9,448,861           9,573,476
Income taxes (Note G)                                  3,000,000           3,660,000           3,805,000
                                                   -------------       -------------       -------------

         Net earnings                              $   4,653,083       $   5,788,861       $   5,768,476
                                                   =============       =============       =============
Pro forma (Note All)

   Earnings before income taxes                                                            $   9,573,476

   Income taxes                                                                                3,952,000
                                                                                           -------------

   Net earnings                                                                            $   5,621,476
                                                                                           =============

Earnings per common share - basic                  $        0.67       $        0.83       $        0.95
                                                   =============       =============       =============

Weighted-average shares outstanding - basic            6,938,365           6,987,820           5,938,602
                                                   =============       =============       =============

Earnings per common share - diluted                $        0.67       $        0.83       $        0.95
                                                   =============       =============       =============

Weighted-average shares outstanding - diluted          6,940,656           6,991,820           5,938,602
                                                   =============       =============       =============


        The accompanying notes are an integral part of these statements.

                  MOTOR CARGO INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                  Years ended December 31, 1999, 1998 and 1997


                                       Preferred Stock                 Common Stock
                                ----------------------------    -----------------------------
                                   Number                          Number
                                     of                              of                             Retained
                                   Shares          Amount          Shares           Amount          earnings          Total
                                ------------    ------------    ------------     ------------     ------------     ------------
Balance, January 1, 1997                  --    $         --       5,820,000     $      1,000     $ 26,039,414     $ 26,040,414

Distributions to LLC members              --              --              --               --         (458,001)        (458,001)

Public sale of common stock               --              --       1,150,000       12,100,298               --       12,100,298

Issuance of 20,000 shares
  pursuant to Restricted Stock
  Agreement (Note N)                      --              --          20,000               --               --               --

Net earnings for the year                 --              --              --               --        5,768,476        5,768,476
                                ------------    ------------    ------------     ------------     ------------     ------------

Balance, December 31, 1997                --              --       6,990,000       12,101,298       31,349,889       43,451,187

Vesting of shares pursuant to
  Restricted Stock Agreement
  (Note N)                                --              --          (2,180)          34,192               --           34,192

Net earnings for the year                 --              --              --               --        5,788,861        5,788,861
                                ------------    ------------    ------------     ------------     ------------     ------------

Balance, December 31, 1998                --              --       6,987,820       12,135,490       37,138,750       49,274,240

Vesting of shares pursuant to
  Restricted Stock Agreement
  (Note N)                                --              --          (2,180)          22,560               --           22,560

Repurchase of shares (Note N)             --              --         (60,600)        (308,450)              --         (308,450)

Net earnings for the year                 --              --              --               --        4,653,083        4,653,083
                                ------------    ------------    ------------     ------------     ------------     ------------

Balance, December 31, 1999                --    $         --       6,925,040     $ 11,849,600     $ 41,791,833     $ 53,641,433
                                ============    ============    ============     ============     ============     ============


         The accompanying notes are an integral part of this statement.

                  MOTOR CARGO INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Year ended December 31,


                                                               1999               1998               1997
                                                          ------------       ------------       ------------
Increase (decrease) in cash and cash equivalents
  Cash flows from operating activities
      Net earnings                                        $  4,653,083       $  5,788,861       $  5,768,476
                                                          ------------       ------------       ------------
      Adjustments to reconcile net earnings
        to net cash provided by operating activities
         Depreciation and amortization                       8,822,260          7,927,663          6,997,498
         Provision for losses on receivables                   282,100            217,500            220,000
         Loss (gain) on disposition of
           property and equipment                             (241,084)          (103,110)          (156,914)
         Amortization of unrecognized
           pension obligation (benefit)                          5,790              5,790              5,790
         Charge associated with stock
           issuance to an officer                               40,000             60,625                 --
         Deferred income taxes                                (346,000)           942,000            800,971
         Changes in assets and liabilities
           Receivables                                      (2,669,188)        (1,228,754)        (2,633,264)
           Prepaid expenses                                    (89,668)          (220,892)          (323,335)
           Supplies inventory                                 (108,719)            43,787           (164,668)
           Income taxes receivable/payable                     742,579             60,385           (516,050)
           Other assets                                       (179,789)           (52,044)            (6,862)
           Accounts payable                                    403,289            939,194          1,142,106
           Accrued liabilities and claims                      350,531         (1,831,874)         1,457,923
                                                          ------------       ------------       ------------

               Total adjustments                             7,012,101          6,760,270          6,823,195
                                                          ------------       ------------       ------------

               Net cash provided by
                 operating activities                       11,665,184         12,549,131         12,591,671
                                                          ------------       ------------       ------------

  Cash flows from investing activities
   Purchase of property and equipment                      (16,764,220)       (13,720,140)        (7,935,965)
   Proceeds from disposition of property
     and equipment                                             761,809          1,160,558            630,080
                                                          ------------       ------------       ------------

               Net cash used in
                 investing activities                      (16,002,411)       (12,559,582)        (7,305,885)
                                                          ------------       ------------       ------------


                                   (Continued)

                  MOTOR CARGO INDUSTRIES, INC. AND SUBSIDIARIES

                             Year ended December 31,


                                                               1999               1998               1997
                                                          ------------       ------------       ------------
Cash flows from financing activities
   Distributions to LLC members                                     --                 --           (458,001)
   Proceeds from public sale of common stock                        --                 --         12,100,298
   Repurchase of common stock                                 (308,450)                --                 --
   Proceeds from issuance of long-term
     obligations                                             2,742,822                 --         48,385,000
   Principal payments on long-term
     obligations                                              (102,990)        (1,091,597)       (65,468,268)
                                                          ------------       ------------       ------------

               Net cash provided by (used in)
                 financing activities                        2,331,382         (1,091,597)        (5,440,971)
                                                          ------------       ------------       ------------

               Net decrease in
                 cash and cash equivalents                  (2,005,845)        (1,102,048)          (155,185)

Cash and cash equivalents at beginning of year               7,514,654          8,616,702          8,771,887
                                                          ------------       ------------       ------------
Cash and cash equivalents at end of year                  $  5,508,809       $  7,514,654       $  8,616,702
                                                          ============       ============       ============


Supplemental cash flow information

Cash paid during the year for
   Interest                                               $    137,953       $    154,751       $  1,102,819
   Income taxes                                              2,593,128          2,537,933          2,811,000


Noncash investing and financing activities

During 1999, in connection with the shares issued per the restricted stock agreement, 2,180 shares valued at $17,440 were withheld by the Company as tax withholdings.

During 1998, in connection with the shares issued per the restricted stock agreement, 2,180 shares valued at $26,433 were withheld by the Company as tax withholdings.


        The accompanying notes are an integral part of these statements.

                  MOTOR CARGO INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999, 1998 and 1997


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        A summary of significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

        1. Financial statement presentation

        In preparing the Company's financial statements, in accordance with the generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Significant estimates include accrued claims and allowance for doubtful accounts.

        2. Principles of consolidation

        The consolidated financial statements include the accounts of Motor Cargo Industries, Inc. (MCI) and its wholly-owned subsidiary, Motor Cargo and its wholly-owned subsidiaries, MC Leasing, Inc., MC Distribution Services, Inc., Ute Trucking and Leasing, LLC (Ute) and ICC, Inc. All significant intercompany accounts and transactions have been eliminated.

        3. Business activity

        The Company is a regional less-than-truckload carrier which provides transportation and logistics services to shippers within its core service region.

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

                        December 31, 1999, 1998 and 1997


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

        Maintenance, repairs, and renewals which neither materially add to the value of the property nor appreciably prolong its life are charged to expense as incurred. Gains or losses on disposition of property and equipment are included in earnings.


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

        8. Insurance coverage and accrued claims

        The Company is self-insured for health costs, cargo damage claims, and automobile and general liability claims up to $70,000, $100,000, and $250,000 respectively, per single occurrence. The Company also maintains workers' compensation insurance, with a deductible of $250,000 per occurrence in all states except Washington which has no deductible. Liabilities in excess of the deductibles are assumed by insurance companies up to applicable policy limits.

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

                  MOTOR CARGO INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999, 1998 and 1997


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED


        and changes in estimates of settlement amounts for open claims which have not been fully resolved. The Company provides for adverse loss developments in the period when new information becomes available.

        9. Revenue recognition

        Freight charges are generally recognized as revenue in the period relative to the average transit time for that period. Expenses associated with the operating revenue are recognized when incurred.

        10. Prepaid tires

        The Company capitalizes tires purchased with new equipment and depreciates them over the estimated useful life of the equipment (5 - 10 years). Replacement tires are expensed upon placement into service.

        11. Pro forma financial information (unaudited)

        Effective August 28, 1997, MCI acquired the membership interests of Ute (Note N). A limited liability company passes through to its members essentially all taxable earnings and losses and pays no tax at the company level. Accordingly, for comparative purposes, a pro forma provision for income taxes using an effective income tax rate of 38 percent has been determined assuming Ute had been taxed as a C Corporation for 1997.

        12. Earnings per share

        Basic earnings per common share are based upon the weighted-average number of common shares outstanding during each period presented. Diluted earnings per common share are based on shares outstanding (computed as under basic EPS) and dilutive potential common shares. Potential common shares include the options to acquire 400,000 and 291,500 shares of common stock for 1999 and 1998, respectively.

        Pro forma basic and diluted earnings per share for 1997 are calculated using pro forma net earnings.

                  MOTOR CARGO INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999, 1998 and 1997


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

        13. Fair value of financial instruments

        The fair value of the Company's cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate carrying value due to the short-term maturity of the instruments. The fair value of long-term obligations approximate carrying value based on their effective interest rates compared to current market prices.

        14. Certain reclassifications

        Certain nonmaterial reclassifications have been made to the 1998 and 1997 financial statements to conform to the 1999 presentation.

                  MOTOR CARGO INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999, 1998 and 1997



NOTE B - RECEIVABLES

        Receivables consist of the following:


                                              December 31,
                                     -------------------------------
                                         1999               1998
                                     ------------       ------------
Trade receivables                    $ 17,004,970       $ 14,570,942
Other receivables                         210,707            253,296
                                     ------------       ------------
                                       17,215,677         14,824,238
Allowance for doubtful accounts          (645,615)          (641,264)
                                     ------------       ------------
                                     $ 16,570,062       $ 14,182,974
                                     ============       ============


        The history of the allowance for doubtful accounts is as follows:


                                  1999            1998            1997
                                ---------       ---------       ---------
Balance, beginning of year      $ 641,264       $ 572,801       $ 505,794
Provisions for losses             282,100         217,500         220,000
Write-offs, net                  (277,749)       (149,037)       (152,993)
                                ---------       ---------       ---------

Balance, end of year            $ 645,615       $ 641,264       $ 572,801
                                =========       =========       =========


NOTE C - PROPERTY AND EQUIPMENT

        Cost of property and equipment and estimated useful lives are as follows:


                                            December 31,
                                   ----------------------------
                                       1999             1998            Years
                                   -----------      -----------      -------------
Land                               $ 7,130,385      $ 5,155,289           --
Buildings                           18,492,100        9,751,496        20-45
Revenue equipment                   56,850,948       53,379,665         5-10
Service cars and equipment             697,909          620,279         3-10
Shop and garage equipment              264,075          153,350         3-10
Office furniture and fixtures        2,670,329        2,301,104         3-10
Other property and equipment         9,904,137        8,151,580         3-10
Leasehold improvements               3,450,066        2,375,771      Life of lease
Construction in progress                    --        4,065,822          --
                                   -----------      -----------
                                   $99,459,949      $85,954,356
                                   ===========      ===========

                  MOTOR CARGO INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999, 1998 and 1997


NOTE D - LEASES

        The Company leases buildings and revenue equipment under operating lease agreements. The following is a schedule of future minimum lease payments under operating leases:


                                                                             Total
                                         Buildings        Equipment          leases
                                        -----------      -----------      -----------
Year ending December 31,
   2000                                 $ 2,816,015      $   988,206      $ 3,804,221
   2001                                   1,798,869          941,097        2,739,966
   2002                                   1,176,224          756,661        1,932,885
   2003                                   1,115,374          738,049        1,853,423
   2004                                   1,051,680          441,930        1,493,610
Thereafter                                6,550,824          712,160        7,262,984
                                        -----------      -----------      -----------
Total minimum lease payments            $14,508,986      $ 4,578,103      $19,087,089
                                        ===========      ===========      ===========


        The leases generally provide that property taxes, insurance, and maintenance expenses are obligations of the Company. It is expected that in the normal course of business, operating leases that expire will be renewed or replaced by leases on other properties. The total rent expense for the years ended December 31, 1999, 1998, and 1997, was approximately $3,043,000, $2,365,000 and $1,744,000, respectively.


NOTE E - REVOLVING BANK LOAN

        The Company has a revolving bank loan. Under the loan agreement, borrowings are limited to the lesser of 70 percent of allowable trade receivables, or $5,000,000. Any outstanding amounts accrue interest at .25 percentage points below the lending institution's prime rate, and is payable monthly. No principal payments are required until maturity (April 2001) as long as the loan does not exceed the required limits. The agreement is collateralized by cash and cash equivalents, receivables, supplies inventory, and all documents, instruments, and chattel paper now owned or hereafter acquired by the Company. At December 31, 1999 and 1998, there were no draws against the loan.

        The Company also has a line of credit with a limit of $20,000,000 as of December 31, 1999. This line is collateralized by revenue equipment. As of December 31, 1999, there was $6,739,822 drawn against the line (Note
        F).

                  MOTOR CARGO INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999, 1998 and 1997


NOTE F - LONG-TERM OBLIGATIONS

        Long-term obligations consist of the following:


                                                                       December 31,
                                                              ------------------------------
                                                                  1999               1998
                                                              ------------      ------------
Prime less .25% (8.25% at December 31, 1999) note
  payable on a line of credit (up to $20,000,000)
  to a bank, due in 2001, interest payments
  due monthly and unpaid balance of principal due in
  2001, collateralized by revenue equipment (Note E)          $  6,739,822      $  4,000,000

8.75-8.85% notes payable to a corporation, due in 2003,
  payable in monthly installments of $18,964, including
  interest, balloon payment of $971,258 due at maturity,
  collateralized by real property                                1,389,852         1,489,842
                                                              ------------      ------------

                                                                 8,129,674         5,489,842

Less current maturities                                            109,151            99,990
                                                              ------------      ------------

                                                              $  8,020,523      $  5,389,852
                                                              ============      ============


        Maturities of long-term obligations are as follows:


Year ending December 31,
   2000                                              $  109,151
   2001                                               6,858,974
   2002                                                 130,069
   2003                                               1,031,480
   Thereafter                                                 -
                                                     ----------
                                                     $8,129,674
                                                     ==========


        The line of credit agreements contain various restrictive covenants including provisions relating to the maintenance of net worth, earnings to debt ratio, and liability insurance coverage. As of December 31, 1999, the Company was in compliance with all covenants under the line of credit agreements.

                  MOTOR CARGO INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999, 1998 and 1997


NOTE G - INCOME TAXES

        Income tax expense consists of the following:


                                 December 31,
                ----------------------------------------------
                    1999              1998             1997
                -----------       -----------      -----------
Current
   Federal      $ 2,825,541       $ 2,280,862      $ 2,507,112
   State            520,459           437,138          496,917
                -----------       -----------      -----------
                  3,346,000         2,718,000        3,004,029
                -----------       -----------      -----------
Deferred
   Federal         (287,744)          781,860          664,806
   State            (58,256)          160,140          136,165
                -----------       -----------      -----------
                   (346,000)          942,000          800,971
                -----------       -----------      -----------
                $ 3,000,000       $ 3,660,000      $ 3,805,000
                ===========       ===========      ===========


        The income tax provision reconciled to the tax computed at the federal statutory rate of 34 percent is as follows:


                                                            December 31,
                                            ---------------------------------------------
                                               1999             1998             1997
                                            -----------      -----------      -----------
Federal income taxes at statutory rate      $ 2,602,000      $ 3,212,000      $ 3,255,000
State income taxes, net of federal tax
  benefit                                       332,000          392,000          402,000
One time charge attributed to Ute (1)                --               --          238,000
Income taxes attributed to Ute                       --               --         (147,000)
All other                                        66,000           56,000           57,000
                                            -----------      -----------      -----------
                                            $ 3,000,000      $ 3,660,000      $ 3,805,000
                                            ===========      ===========      ===========


        Deferred tax assets and liabilities consist of the following:


                                               December 31,
                                        --------------------------
                                           1999            1998
                                        ----------      ----------
Current deferred tax assets
   Allowance for doubtful accounts      $  247,000      $  245,000
   Vacation accrual                        572,000         508,000
   Accrued claims                          609,000         477,000
   Deferred revenue                        295,000         135,000
                                        ----------      ----------

Net current deferred tax assets         $1,723,000      $1,365,000
                                        ==========      ==========

                  MOTOR CARGO INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999, 1998 and 1997

NOTE G - INCOME TAXES - CONTINUED


                                                         December 31,
                                                 -----------------------------
                                                     1999              1998
                                                 -----------       -----------
Long-term deferred tax assets (liabilities)
   Unfunded pension                              $   (35,000)      $  (120,000)
   Accrued compensation                              111,000            88,000
   Equipment temporary differences                (7,343,000)       (7,223,000)
                                                 -----------       -----------

Net deferred tax liability                       $(7,267,000)      $(7,255,000)
                                                 ===========       ===========


        (1) Effective August 28, 1997, Ute was acquired by MCI and became a taxable entity (Note N). Previously, its earnings and losses were included in the personal tax returns of the members, and Ute did not record an income tax provision. Effective with the change in ownership, in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," income taxes will be provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the bases of property and equipment for financial and income tax reporting. The deferred tax liability represents the future tax return consequences of these differences, which will be taxable when the liabilities are settled. Accordingly, a deferred tax liability at the date of the change of approximately $238,000 was recorded through a one time noncash charge to the deferred tax provision.


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


                                                             Pension Benefits
                                             -----------------------------------------------
                                                 1999              1998              1997
                                             -----------       -----------       -----------
Change in benefit obligation
Benefit obligation at beginning of year      $ 5,449,623       $ 4,413,501       $ 4,111,673
Service cost                                     407,540           268,884           248,967
Interest cost                                    348,756           346,433           318,316
Actuarial loss (gain)                           (347,746)          586,993                --
Benefits paid                                   (168,281)         (166,188)         (265,455)
                                             -----------       -----------       -----------

Benefit obligation at end of year            $ 5,689,892       $ 5,449,623       $ 4,413,501
                                             ===========       ===========       ===========

                  MOTOR CARGO INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999, 1998 and 1997


NOTE H - PENSION AND PROFIT-SHARING PLANS - CONTINUED


                                                             Pension Benefits
                                               -----------------------------------------------
                                                  1999              1998              1997
                                               -----------       -----------       -----------
Change in plan assets
Fair value of plan assets at beginning of
  year                                         $ 5,328,226       $ 4,929,225       $ 4,125,240
Actual return on plan assets                       837,636           440,189           769,440
Employer contribution                              239,000           125,000           300,000
Benefits paid                                     (168,281)         (166,188)         (265,455)
                                               -----------       -----------       -----------

Fair value of plan assets at end of year       $ 6,236,581       $ 5,328,226       $ 4,929,225
                                               ===========       ===========       ===========


Funded status                                  $   546,669       $  (121,397)      $    77,685
Unrecognized net actuarial gain                   (950,210)         (206,611)         (356,767)
Unrecognized net transition amount                  58,071            63,861            69,651
                                               -----------       -----------       -----------

Accrued pension cost                           $  (345,470)      $  (264,147)      $  (209,431)
                                               ===========       ===========       ===========


The components of net periodic pension cost are as follows:


Service cost                                   $   407,540       $   268,884       $   248,967
Interest cost                                      348,756           346,433           318,316
Expected return on plan assets                    (441,763)         (440,189)         (769,440)
Amortization of prior service cost                   5,790             4,588           420,617
                                               -----------       -----------       -----------

Net periodic pension cost                      $   320,323       $   179,716       $   218,460
                                               ===========       ===========       ===========

Weighted-average assumptions as of December 31,

Discount rate                                         7.50%             6.50%             8.00%
Expected return on plan assets                        8.00              6.50              8.00
Rate of compensation increase                           --                --                --

                  MOTOR CARGO INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999, 1998 and 1997


NOTE H - PENSION AND PROFIT-SHARING PLANS - CONTINUED

        2. 401(k) profit-sharing plan

        The Company has a qualified 401(k) profit-sharing plan (the Plan) for its employees. All employees who have completed one year of service with the Company are eligible to participate in the Plan. Under the Plan, employees are allowed to make contributions of between 1 percent and 15 percent of their annual compensation. The Company matches certain percentages of employee contributions up to 6 percent, depending on the Company's operating ratio. All amounts contributed by a participant are fully vested at all times. A participant becomes vested over time and is fully vested in any Company matching contributions after 7 years of service. Expenses for Company contributions approximated $421,000, $475,000 and $525,000, for the years ended December 31, 1999, 1998 and 1997, respectively.


NOTE I - STOCK OPTIONS

        In January of 1999, the Company's Board of Directors and stockholders adopted the Motor Cargo Industries, Inc. 1999 Stock Option Plan for non-employee Directors (the 1999 Option Plan). The Company reserved 100,000 shares of common stock under the 1999 Option Plan. Accordingly, the Board of Directors has approved the granting of options under the Option Plan as follows:

        Non-employee Directors have been granted options to acquire 35,000 shares of common stock. The options were granted at $7.50 per share, which was the market price of the Company's common shares on the day of grant. The options vest periodically through January 2003 and expire in 2010.

        In October 1997, the Company's Board of Directors and stockholders adopted the Motor Cargo Industries, Inc. 1997 Stock Option Plan (the Option Plan). The Company reserved 500,000 shares of common stock under the Option Plan. Accordingly, the Board of Directors has approved the granting of options under the Option Plan as follows:

        Directors, officers and key employees have been granted options to acquire 365,000 shares of common stock. The options were granted at $7.50 per share, which was the market price of the Company's shares on the date granted. The options vest periodically through January of 2003. The options expire upon the earlier of an expiration date fixed by the committee responsible for the administering of the Plan or 10 years from the date of the grant.

        During 1999, all original stock option agreements under the 1997 option plan were canceled and new options were granted at an exercise price of $7.50 per share.

                  MOTOR CARGO INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999, 1998 and 1997


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


                                                1999               1998               1997
                                           -------------      -------------      -------------
Net earnings              As reported      $   4,653,083      $   5,788,861      $   5,621,476
                          Pro forma            4,326,056          5,337,141          5,580,655



Net earnings per common share - basic
   Net earnings                            $        0.67      $        0.83      $        0.95
   Pro forma                                        0.62               0.76               0.94



Net earnings per common share -
   assuming dilution
   Net earnings                            $        0.67      $        0.83      $        0.95
   Pro forma                                        0.62               0.76               0.94


        The fair value of these options was estimated at the date of grant using the Black-Scholes American option-pricing model with the following weighted-average assumptions for 1999, 1998 and 1997: expected volatility of 79, 67 and 36 percent; risk-free interest rate of 5.03,
        5.65 and 6.66 percent; and expected life of 7.5 for each of the three years. The weighted-average fair value of options granted was $5.79, $8.90 and $6.44 in 1999, 1998 and 1997, respectively.

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

                        December 31, 1999, 1998 and 1997


NOTE I - STOCK OPTIONS - CONTINUED

        Fair market value of options granted- continued

        Changes to the Company's stock options are as follows:


                                                            Weighted-average
                        Stock options     Exercise price     Exercise price
                        -------------    ----------------    --------------
Outstanding at
  January 1, 1997                  --    $            --      $         --
   Granted                    249,500              12.00             12.00
   Exercised                       --                 --                --
   Canceled/expired                --                 --                --
                         ------------
Outstanding at
  December 31, 1997           249,500    $         12.00      $      12.00
   Granted                     42,000              12.50             12.50
   Exercised                       --                 --                --
   Canceled/expired                --                 --                --
                         ------------
Outstanding at
  December 31, 1998           291,500     12.00 to 12.50             12.07
   Canceled/expired          (291,500)    12.00 to 12.50             12.07
   Granted                    400,000               7.50              7.50
   Exercised                       --                 --                --
                         ------------
Outstanding at
  December 31, 1999           400,000    $          7.50      $       7.50
                         ============    ===============      ============
Exercisable at
  December 31, 1999                --    $            --      $         --
                         ============    ===============      ============


        Additional information about stock options outstanding and exercisable at December 31, 1999:

        Options outstanding


                                                                        Weighted-average
                                 Number          Weighted-average    remaining contractual
       Exercise price          outstanding        exercise price         life (years)
       --------------          -----------       ----------------    ---------------------
          $7.50                   400,000             $7.50                  9.1

        Options exercisable


                                 Number            Weighted-average
       Exercise price          Exercisable          exercise price
       --------------          -----------         ----------------
        $     -                        -            $       -

                  MOTOR CARGO INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999, 1998 and 1997


NOTE J - RELATED PARTY TRANSACTIONS

        Related parties include the Company's officers, directors, stockholders and other entities under their common control.

        During the years ended December 31, 1997 the Company made payments for consulting services of $160,000 to an entity in which the Company's Chairman is a 50 percent owner. The agreement terminated April 1997 and was not renewed.

        Guaranteed payments to members of Ute were $140,000 for the year ended December 31, 1997.


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

        The Company separately contracts with the participants to pay stated benefits substantially equivalent to those received or available under the insurance policies upon retirement, death, or permanent disability. The expense incurred for the years ended December 31, 1999, 1998 and 1997, was approximately $58,000, $54,000 and $36,000, respectively.


NOTE L - COMMITMENTS AND CONTINGENCIES

        1. Letters of credit

        At December 31, 1999, the Company had outstanding letters of credit totaling 1,280,000 ($1,530,000 at December 31, 1998). There were no draws against these letters of credit during any of the periods presented.

                  MOTOR CARGO INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999, 1998 and 1997


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


NOTE M - CONCENTRATION OF CREDIT RISK

        The Company maintains cash and cash equivalents at several financial institutions. At December 31, 1999, uninsured amounts held in these financial institutions totaled approximately $6,270,000, (approximately $8,187,000 as of December 31, 1998).

NOTE N - CAPITAL TRANSACTIONS

        Effective August 28, 1997, the membership interests of Ute were acquired in exchange for 700,000 shares of common stock of the Company. Because of the common ownership of the two entities this transaction was accounted for in a manner similar to a pooling of interests. Ute is included in the consolidated financial statements for all periods presented. All revenue generated in Ute is from the renting and contracting, under an independent operating agreement, of revenue equipment to Motor Cargo. Therefore, Ute's related operations are eliminated in the consolidated financial statements.

        In October 1997, the Company's Board of Directors awarded an officer of the Company 20,000 shares of the Company's common stock. The award was made pursuant to a Restricted Stock Agreement which states that 20,000 shares of the Company's common stock will be issued in the officer's name. The Company will hold the certificates for the shares, which will be released in four installments, each consisting of 25 percent of the shares issued based on the officer's continued employment. In the event the officer voluntarily ceases his employment with the Company or the Company terminates his employment for cause, the shares not previously released will be forfeited. Termination of employment by the Company without cause, or termination due to disability or death will result in the prompt release of some or all shares not previously released, depending upon the date of the relevant event. During 1999 and 1998, 5,000 shares vested annually, resulting in compensation expense in the amount of $40,000 and $60,625, respectively. Of the 5,000 shares vested annually, 2,180 shares were simultaneously redeemed by the Company. The remaining 2,820 shares were released to the officer's name.

        During the first quarter of 1999, the Company announced a share repurchase program. The Board of Directors of the Company authorized the repurchase of up to 700,000 shares of outstanding common stock. As of December 31, 1999, a total of 60,600 shares had been repurchased by the Company for approximately $308,000.

                  MOTOR CARGO INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999, 1998 and 1997


NOTE O - ACCRUED LIABILITIES

        Accrued liabilities consist of the following:


                                           1999            1998
                                        ----------      ----------
Salaries, wages, and payroll taxes      $2,611,473      $2,573,792
Accrued employee benefits                  823,340         855,889
Vacation accrual                         1,498,511       1,333,469
All other                                1,389,771       1,537,380
                                        ----------      ----------

                                        $6,323,095      $6,300,430
                                        ==========      ==========


NOTE P - ACCRUED CLAIMS


        The history of accrued claims is as follows:


                                      1999              1998              1997
                                  -----------       -----------       -----------
Balance at beginning of year      $ 1,382,085       $ 2,956,911       $ 2,028,631
Provision                           2,635,711         4,703,340         4,148,866
Claims                             (2,290,405)       (6,278,166)       (3,220,586)
                                  -----------       -----------       -----------

Balance at end of year            $ 1,727,391       $ 1,382,085       $ 2,956,911
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

10.1           Loan Agreement, dated November 25, 1998, between the Company,
               Motor Cargo and Zions First National Bank (filed as Exhibit 10.1 to the Company's Annual Report for 1998 on Form 10-K (File No.
               333-37211) and incorporated herein by reference).


10.2 $20,000,000 Promissory Note, dated November 26, 1998, to the order of Zions First National Bank (filed as Exhibit 10.2 to the
               Company's Annual Report for 1998 on Form 10-K (File No.
               333-37211) and incorporated herein by reference).


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

10.15          Master Truck Agreement between Motor Cargo, Reno, Nevada and
               Teamsters, Chauffeurs, Warehousemen & Helpers and Professional
               Clerical, Public and Miscellaneous Employees, Local Union No.
               533, affiliated with the International Brotherhood of Teamsters.*

10.16 Master Truck Agreement between Motor Cargo, Salt Lake City, Utah and the International Brotherhood of Teamsters, Chauffeurs,
               Warehousemen and Helpers of America, Local Union No. 222.*

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