Form 10-Q
period 2000-03-31
MOTOR CARGO INDUSTRIES INC
filed 2000-05-12
CIK 1047073

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    --------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended March 31, 2000

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the transition period from ___________ to __________


                        Commission file number 000-23341


                          MOTOR CARGO INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)



          Utah                                           87-0406479
--------------------------------                     ------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)



                             845 West Center Street
                           North Salt Lake, Utah 84054
                                 (801) 936-1111

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

Yes   [X]    No  [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On April 30, 2000, there were 6,800,840 outstanding shares of the Registrant's Common Stock, no par value.

===============================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                  MOTOR CARGO INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

           March 31, 2000 (unaudited) and December 31, 1999 (audited)


                                     ASSETS

                                               March 31,      December 31,
                                                2000            1999
                                             -----------      -----------
                                              (unaudited)      (audited)
CURRENT ASSETS
   Cash and cash equivalents                 $ 5,795,760      $ 5,508,809
   Receivables                                15,236,376       16,570,062
   Prepaid expenses                            2,260,989        2,720,084
   Supplies inventory                            528,664          568,430
   Deferred income taxes                       1,723,000        1,723,000
                                             -----------      -----------

      Total current assets                    25,544,789       27,090,385

PROPERTY AND EQUIPMENT, AT COST               99,946,336       99,459,949

   Less accumulated depreciation
     and amortization                         47,328,343       46,644,471
                                             -----------      -----------

                                              52,617,993       52,815,478


Other assets
   Deferred charges                              499,125          606,250
   Unrecognized net pension obligation            58,071           58,071
                                             -----------      -----------

                                                 557,196          664,321
                                             -----------      -----------

                                             $78,719,978      $80,570,184
                                             ===========      ===========






        The accompanying notes are an integral part of these statements.

                  MOTOR CARGO INDUSTRIES, INC. AND SUBSIDIARIES

           March 31, 2000 (unaudited) and December 31, 1999 (audited)



                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                        March 31,      December 31,
                                                                                          2000           1999
                                                                                      -----------      -----------
                                                                                       (unaudited)     (audited)
CURRENT LIABILITIES
   Current maturities of long-term obligations                                        $   111,624      $   109,151
   Accounts payable                                                                     2,158,374        3,361,660
   Accrued liabilities                                                                  6,057,389        6,323,095
   Accrued claims                                                                       1,570,697        1,727,391
   Income taxes payable                                                                   544,069          119,931
                                                                                      -----------      -----------
         Total current liabilities                                                     10,442,153       11,641,228

LONG-TERM OBLIGATIONS, less current
  maturities                                                                            7,251,831        8,020,523

DEFERRED INCOME TAXES                                                                   7,267,438        7,267,000

COMMITMENTS AND CONTINGENCIES                                                                  --               --

STOCKHOLDERS' EQUITY
   Preferred stock, no par value; Authorized -
     25,000,000 shares - none issued                                                           --               --
   Common stock, no par value; Authorized -
     100,000,000 shares; Issued and outstanding 6,800,840 shares as of March 31,
     2000 and 6,925,040 shares as of December 31, 1999
                                                                                       11,294,713       11,849,600
   Retained earnings                                                                   42,463,843       41,791,833
                                                                                      -----------      -----------
                                                                                       53,758,556       53,641,433
                                                                                      -----------      -----------
                                                                                      $78,719,978      $80,570,184
                                                                                      ===========      ===========






        The accompanying notes are an integral part of these statements.

                  MOTOR CARGO INDUSTRIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

                          Three months ended March 31,
                                   (Unaudited)

                                                          2000               1999
                                                     ------------       ------------
Operating revenues                                   $ 30,382,899       $ 28,730,830
                                                     ------------       ------------
Operating expenses
   Salaries, wages and benefits                        15,474,363         13,930,646
   Operating supplies and expenses                      4,968,930          4,307,049
   Purchased transportation                             2,891,056          4,071,468
   Operating taxes and licenses                         1,155,574          1,057,168
   Insurance and claims                                   977,206            975,176
   Depreciation and amortization                        2,317,392          2,084,509
   Communications and utilities                           536,410            432,974
   Building rents                                         862,562            679,232
   Other nonrecurring expense                             102,596                 --
                                                     ------------       ------------
         Total operating expenses                      29,286,089         27,538,222
                                                     ------------       ------------
         Operating income                               1,096,810          1,192,608
Other income (expense)
   Interest expense                                       (54,481)           (36,617)
   Other, net                                              66,808             34,215
                                                     ------------       ------------
                                                           12,327             (2,402)
                                                     ------------       ------------
         Earnings before income taxes                   1,109,137          1,190,206
Income taxes                                              437,126            469,000
                                                     ------------       ------------

         Net earnings                                $    672,011       $    721,206
                                                     ============       ============

   Earnings per common share - basic                 $       0.10       $       0.10
                                                     ============       ============
   Weighted-average shares outstanding - basic          6,888,525          6,979,080
                                                     ============       ============
   Earnings per common share - diluted               $       0.10       $       0.10
                                                     ============       ============
   Weighted-average shares outstanding - diluted        6,888,525          6,979,080
                                                     ============       ============









        The accompanying notes are an integral part of these statements.

                  MOTOR CARGO INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                          Three months ended March 31,
                                   (Unaudited)

                                                           2000              1999
                                                        -----------       -----------
Increase (decrease) in cash and cash equivalents
   Cash flows from operating activities
      Net earnings                                      $   672,011       $   721,206
                                                        -----------       -----------
      Adjustments to reconcile net earnings to net
        cash provided by operating activities
         Depreciation and amortization                    2,317,393         2,084,509
         Provision for losses on receivables                 62,000            57,100
         Loss (gain) on disposition of
           property and equipment                           (51,712)           (1,116)
         Deferred income taxes                                  438            12,952
         Charge associated with stock issuance to
           officer                                           23,750            40,000
         Changes in assets and liabilities
           Receivables                                    1,271,686         1,000,521
           Prepaid expenses                                 459,095           219,894
           Supplies inventory                                39,766             7,349
           Income taxes payable                             424,138           481,846
           Other assets                                     107,125               143
           Accounts payable                              (1,203,286)         (572,973)
           Accrued liabilities and claims                  (422,400)          (37,323)
                                                        -----------       -----------

               Total adjustments                          3,027,993         3,292,902
                                                        -----------       -----------

               Net cash provided by operating
                 activities                               3,700,004         4,014,108
                                                        -----------       -----------

Cash flows from investing activities
   Purchase of property and equipment                    (2,313,887)       (3,387,482)
   Proceeds from disposition of property
     and equipment                                          245,690            38,000
                                                       -----------        -----------
               Net cash used in
                 investing activities                    (2,068,197)       (3,349,482)
                                                        -----------       -----------






                                   (Continued)

                  MOTOR CARGO INDUSTRIES, INC. AND SUBSIDIARIES

                          Three months ended March 31,
                                   (Unaudited)

                                                              2000               1999
                                                          ------------       ------------
Cash flows from financing activities
   Proceeds from issuance of long-term
     obligations                                            10,126,555                 --
   Principal payments on long-term
     obligations                                           (10,892,774)        (4,021,966)
   Repurchase of shares                                       (578,637)          (308,450)
                                                          ------------       ------------

               Net cash used in financing activities        (1,344,856)        (4,330,416)
                                                          ------------       ------------

               Net increase (decrease) in
                 cash and cash equivalents                     286,951         (3,665,790)

Cash and cash equivalents at beginning of period             5,508,809          7,514,654
                                                          ------------       ------------
Cash and cash equivalents at end of period                $  5,795,760       $  3,848,864
                                                          ============       ============



Supplemental cash flow information

Cash paid during the period for
   Interest                                               $     51,008       $     36,617
   Income taxes                                                 11,550              5,650


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

                  MOTOR CARGO INDUSTRIES, INC. AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

        UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

        The interim consolidated financial information included herein is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary to the fair presentation of the consolidated financial position, results of operations, and cash flows for the interim periods. The consolidated financial statements should be read in conjunction with the Notes to consolidated financial statements included in the audited consolidated financial statements for Motor Cargo Industries, Inc. (the "Company") for the year ended December 31, 1999 which are included in the Company's Annual Report on Form 10-K for such year (the "1999 10-K"). Results of operations for interim periods are not necessarily indicative of annual results of operations. The consolidated balance sheet at December 31, 1999, was extracted from the Company's audited consolidated financial statements contained in the 1999 10-K, and does not include all disclosures required by generally accepted accounting principles for annual consolidated financial statements.

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

                                    FOR THE QUARTER ENDED MARCH 31, 2000

                                    EARNINGS       SHARES       EARNINGS
                                   (NUMERATOR)  (DENOMINATOR)   PER-SHARE
                                   -----------  ------------    ---------
       BASIC EPS
       Net earnings                  $672,011     6,888,525       $0.10
                                                                  =====
       EFFECT OF DILUTIVE
       SECURITIES
       Stock options
                                            -             -
                                     --------     ---------
       DILUTED EPS
       Net earnings                  $672,011     6,888,525       $0.10
                                     ========     =========       =====

                                    FOR THE QUARTER ENDED MARCH 31, 1999

                                    EARNINGS       SHARES       EARNINGS
                                   (NUMERATOR)  (DENOMINATOR)   PER-SHARE
                                   -----------  ------------    ---------
       BASIC EPS
       Net earnings                  $721,206     6,979,080       $0.10
                                                                  =====
       EFFECT OF DILUTIVE
       SECURITIES
       Stock options
                                            -             -
                                     --------     ---------
       DILUTED EPS
       Net earnings                  $721,206     6,979,080       $0.10
                                     ========     =========       =====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The purpose of this section is to discuss and analyze the Company's consolidated financial condition, liquidity and capital resources and results of operations. This analysis should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 10-K").

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

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated the percentage of operating revenues represented by certain items in the Company's consolidated statements of earnings:

                                                   Three Months Ended
                                                       March 31,
                                                  --------------------
                                                    2000      1999
                                                   ------     ------
        Operating revenues                          100.0%    100.0%
                                                   ------     ------
        Operating expenses
            Salaries, wages and benefits             50.9       48.5
            Operating supplies and expenses          16.4       15.0
            Purchased transportation                  9.5       14.2
            Operating taxes and licenses              3.8        3.7
            Insurance and claims                      3.2        3.4
            Depreciation and amortization             7.6        7.2
            Communications and utilities              1.8        1.5
            Building rents                            2.9        2.4
            Other nonrecurring expense                0.3         -
                                                   ------     ------
                  Total operating expenses           96.4       95.9
                                                    -----      -----
        Operating income                              3.6        4.1
        Other income (expense)
            Interest expense                         (0.2)      (0.1)
            Other, net                                0.2        0.1
                                                    ------    ------
        Earnings before income taxes                  3.6        4.1
        Income taxes                                  1.4        1.6
                                                   ------     ------
        Net earnings                                  2.2%       2.5%
                                                   ======     ======

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

        Operating revenues increased 5.8% to $30.4 million for the three months ended March 31, 2000, compared to $28.7 million for the first three months of 1999. The increase was primarily attributable to an improved yield due to increased rates and a reduction in lower yield freight as a percentage of total tonnage. The number of shipments during the first quarter of 2000 decreased by 1.2% to 232,332, compared to 235,212 for the first quarter of 1999. Tonnage increased by 1.2% to 127,823 compared to 126,262 for the first quarter of 1999.

        Of the $30.4 million in operating revenues for the three months ended March 31, 2000, $1,093,000 was attributable to the Company's warehousing and distribution company, MCDS. This represents an increase in revenues for MCDS from $849,000 during the first quarter of 1999, which was attributable to growth in the volume of services provided to existing customers.

        As a percentage of operating revenues, salaries, wages and benefits increased to 50.9% for the first quarter of 2000 from 48.5% for the first quarter of 1999. This 2.4% increase was due primarily to an increase in linehaul driver wages and benefits associated with shifting to the use of more Company drivers and less use of purchased transportation. The use of more Company drivers resulted in a reduction in the expense incurred by the Company for purchased transportation.

        Purchased transportation decreased to 9.5% of operating revenues for the quarter ended March 31, 2000 as compared to 14.2% for the same period of 1999. This 4.7% reduction was the result of replacing a portion of purchased transportation with Company drivers and equipment. Corresponding increases were incurred in expense categories related to drivers and equipment such as wages, benefits, operating supplies and expenses, depreciation, licenses and taxes.

        Operating supplies and expenses increased to 16.4% of operating revenues for the quarter ended March 31, 2000 compared to 15.0% for the same period in 1999. While expenses were reduced in various categories, these reductions were more than offset by the increased cost of fuel and the additional expenses associated with the operation and maintenance of company-owned equipment used instead of purchased transportation. The additional costs associated with the increased price of fuel represented approximately 2.2% of revenue for the first quarter of 2000. Although the Company has implemented a fuel surcharge to reduce the impact of rising fuel costs, increased fuel prices can nevertheless have an adverse effect on the operations and profitability of the Company due to the difficulty of imposing and collecting the surcharge.

        Building rents increased to 2.9% of revenue for the first quarter of 2000 as compared to 2.4% for the same quarter of 1999. This increase was due primarily to lease payments for additional facilities in Fremont, California and Boise, Idaho as well as continuing lease payments on unused facilities in Chicago, Illinois, Benicia, California and Boise, Idaho.

        The results of operations for the first quarter of 2000 reflect a nonrecurring expense of approximately $100,000 relating to legal and accounting fees incurred in connection with a potential transaction that the Company decided not to pursue.

        Total operating expenses increased to 96.4% of operating revenues for the three months ended March 31, 2000 from 95.9% for the same period in 1999.

        As a percentage of revenue, net earnings decreased 0.3% to $672,000 for the three months ended March 31, 2000, compared to $721,000 for the same period in 1999. Although net earnings decreased, net earnings per weighted average share outstanding remained unchanged at $0.10 for the first quarter of both 2000 and 1999. Weighted average shares outstanding was slightly lower during the first quarter of 2000, compared to the first quarter of 1999, due to the repurchase of shares by the Company pursuant to its share repurchase program.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's primary sources of liquidity are funds provided by operations and bank borrowings. Net cash provided by operating activities was approximately $3.7 million for the first three months of 2000 compared to $4.0 million for the corresponding period in 1999. Net cash provided by operating activities is primarily attributable to the Company's earnings before depreciation and amortization expense.

        Capital expenditures totaled approximately $2.3 million during the first three months of 2000 compared to $3.4 million in the comparable period of 1999. For the three months ended March 31, 2000, $1.6 million of the $2.3 million of capital expenditures consisted of replacement tractors. For the three months ended March 31, 1999, $2.4 million of the $3.4 million of capital expenditures consisted of land, buildings, yard and fuel tank acquisitions and improvements.

        Net cash used in financing activities was $1.3 million for the three months ended March 31, 2000 compared to $4.3 million for the comparable period of 1999. At March 31, 2000, total borrowings under long-term obligations totaled approximately $7.3 million.

        The Company is a party to a loan agreement with Zions First National Bank ("Zions") that provides for a revolving line of credit in an amount not exceeding $5 million. The loan agreement provides for the issuance of letters of credit and may be used for this purpose, as well as to fund the working capital needs of the Company. As of March 31, 2000, there was zero outstanding balance under this revolving line of credit.

        Zions has also provided a second revolving line of credit to the Company in an amount not to exceed $20 million. The Company intends to use amounts available under this credit facility, to purchase equipment and needed terminal facilities. As of March 31, 2000, there was $6.0 million outstanding under this facility.

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

        The Company anticipates that cash from operations and available borrowing will be sufficient to fund operations through next year.

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

        There are a number of risks and uncertainties that could cause actual results to differ materially from those set forth in, contemplated by or underlying the forward-looking statements contained in this report. These risks include, but are not limited to, economic factors and fuel price fluctuations, the availability of employee drivers and independent contractors, risks associated with geographic expansion, capital requirements, claims exposure and insurance costs, competition and environmental hazards. Each of these risks and certain other uncertainties are discussed in more detail in the 1999 10-K. There may also be other factors, including those discussed elsewhere in this report, that may cause the Company's actual results to differ from the forward-looking statements. Any forward-looking statements made by or on behalf of the Company should be considered in light of these factors.


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

                       MOTOR CARGO INDUSTRIES, INC.

                       /s/ Lynn H. Wheeler
                       ---------------------------------------------
                       LYNN H. WHEELER
                       Vice President of Finance and
                       Chief Financial Officer
                       (Authorized Signatory and
                       Principal Financial and Accounting Officer)




Date May 12, 2000

                                INDEX TO EXHIBITS

Exhibits

27             Financial Data Schedule.