Form 10-Q
period 2000-06-30
MOTOR CARGO INDUSTRIES INC
filed 2000-08-11
CIK 1047073

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    --------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended June 30, 2000

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

Yes   X    No
    ----      ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On July 31, 2000, there were 6,730,840 outstanding shares of the Registrant's Common Stock, no par value.

================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  MOTOR CARGO INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                   June 30,           December 31,
                                                                     2000                 1999
                                                           ----------------------  ------------------
                                                                  (unaudited)
CURRENT ASSETS
    Cash and cash equivalents                                $        1,793,139    $     5,508,809
    Receivables                                                      15,719,245         16,570,062
    Prepaid expenses                                                  2,061,856          2,720,084
    Supplies inventory                                                  503,526            568,430
    Deferred income taxes                                             1,723,000          1,723,000
                                                                ------------------   ----------------
           Total current assets                                      21,800,766         27,090,385

PROPERTY AND EQUIPMENT, AT COST                                     100,452,220         99,459,949

    Less accumulated depreciation                                    49,106,915         46,644,471
      and amortization
                                                                ------------------   ----------------
                                                                     51,345,305         52,815,478

Other assets
    Notes receivable                                                  1,164,395                  -
    Deferred charges                                                    507,221            606,250
    Unrecognized net pension obligation                                  58,071             58,071
                                                                ------------------   ----------------

                                                                      1,729,687            664,321
                                                                ------------------   ----------------
                                                             $       74,875,758    $    80,570,184
                                                                ==================   ================


        The accompanying notes are an integral part of these statements.

                  MOTOR CARGO INDUSTRIES, INC. AND SUBSIDIARIES

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                        June 30,       December 31,
                                                                                          2000             1999
                                                                                     -------------     ---------------
                                                                                      (unaudited)
CURRENT LIABILITIES
    Current maturities of long-term obligations                                  $        114,097   $        109,151
    Accounts payable                                                                    2,188,386          3,361,660
    Accrued liabilities                                                                 6,892,961          6,323,095
    Accrued income taxes                                                                  698,903            119,931
    Accrued claims                                                                      1,450,242          1,727,391
                                                                                    ---------------    ----------------
           Total current liabilities                                                   11,344,589         11,641,228

LONG-TERM OBLIGATIONS, less current                                                     1,222,375          8,020,523
   maturities

DEFERRED INCOME TAXES                                                                   7,265,109          7,267,000

COMMITMENTS AND CONTINGENCIES                                                                                      -

STOCKHOLDERS' EQUITY
    Preferred stock, no par value; Authorized -                                                                    -
      25,000,000 shares - none issued
    Common stock, no par value; Authorized - 100,000,000 shares - issued
      6,730,840 shares as of June 30, 2000 and 6,925,040 shares as of
      December 31, 1999                                                                10,944,713         11,849,600
    Retained earnings                                                                  44,098,972         41,791,833
                                                                                    ---------------    ----------------
                                                                                       55,043,685         53,641,433
                                                                                    ---------------    ----------------
                                                                                 $     74,875,758   $     80,570,184
                                                                                    ===============    ================


        The accompanying notes are an integral part of these statements.

                  MOTOR CARGO INDUSTRIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

                                                              Three months ended                      Six months ended
                                                                   June 30,                               June 30,
                                                      ----------------------------------    -------------------------------------
                                                           2000               1999                2000                1999
                                                      ---------------   ----------------    -----------------   -----------------
                                                                 (unaudited)                             (unaudited)
Operating revenues                                  $    31,773,871   $    32,353,017    $      62,156,770    $     61,083,847
                                                      ---------------   ----------------    -----------------   -----------------
Operating expenses
    Salaries, wages and benefits                         15,497,015        14,570,117           30,971,378          28,500,763
    Operating supplies and expenses                       5,122,014         5,303,965           10,090,944           9,611,014
    Purchased transportation                              2,958,161         4,353,263            5,849,218           8,424,731
    Operating taxes and licenses                          1,261,093         1,245,292            2,416,667           2,302,460
    Insurance and claims                                    774,307         1,180,152            1,751,513           2,155,328
    Depreciation and amortization                         2,179,192         2,155,829            4,496,584           4,240,338
    Communications and utilities                            481,638           461,164            1,018,048             894,138
    Building rents                                          863,711           685,503            1,726,273           1,364,735
    Gain on Sale of Equipment                               (38,155)          (58,266)             (89,867)            (59,381)
    Other Non-recurring Expense                                   -                 -              102,596                   -
                                                      ---------------   ----------------    -----------------   -----------------
           Total operating expenses                      29,098,976        29,897,019           58,333,354          57,434,126
                                                      ---------------   ----------------    -----------------   -----------------
           Operating income                               2,674,895         2,455,998            3,823,416           3,649,721
Other income (expense)
    Interest expense                                        (33,847)          (32,177)             (88,327)            (68,794)
    Other, net                                               35,785            40,959               50,881              74,058
                                                      ---------------   ----------------    -----------------   -----------------
                                                              1,938             8,782              (37,446)              5,264
                                                      ---------------   ----------------    -----------------   -----------------
           Earnings before income taxes                   2,676,833         2,464,780            3,785,970           3,654,985
Income taxes                                              1,041,705           967,142            1,478,831           1,436,142
                                                      ---------------   ----------------    -----------------   -----------------
           NET EARNINGS                             $     1,635,128   $     1,497,638    $       2,307,139    $      2,218,843
                                                      ===============   ================    =================   =================

    Earnings per share: (note 2)
              Basic                                 $          0.24              0.22                 0.34                0.32
              Diluted                                          0.24              0.22                 0.34                0.32
                                                      ===============   ================    =================   =================
    Weighted-average shares outstanding:
              Basic                                       6,781,884         6,925,040            6,835,204           6,951,911
              Diluted                                     6,783,741         6,925,040            6,836,229           6,951,911
                                                      ===============   ================    =================   =================



        The accompanying notes are an integral part of these statements.

                  MOTOR CARGO INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             Six months ended
                                                                                                 June 30,
                                                                                    ----------------------------------
                                                                                          2000               1999
                                                                                    ----------------   ---------------
                                                                                                (unaudited)
Increase (decrease) in cash and cash equivalents
    Cash flows from operating activities
       Net earnings                                                              $      2,307,139    $     2,218,843
                                                                                    ----------------   ----------------
       Adjustments to reconcile net earnings to net cash
         provided by operating activities
           Depreciation and amortization                                                4,496,585          4,240,388
           Provision for losses on trade
              and other receivables                                                       126,500            121,100
           Gain on disposition of property and equipment                                  (89,866)           (59,382)
           Deferred income taxes                                                           (1,891)          (247,721)
           Charge associated with stock issuance to an officer                             23,750             40,000
           Changes in assets and liabilities
              Receivables                                                                 724,318           (451,077)
              Prepaid expenses                                                            658,228            538,192
              Supplies inventory                                                           64,904             65,309
              Income taxes                                                                578,972          1,691,036
              Deferred charges                                                             99,028             (8,457)
              Accounts payable                                                         (1,173,365)            39,759
              Accrued liabilities and claims                                              290,532          1,064,906
                                                                                    ----------------   ----------------

                  Total adjustments                                                     5,797,695          7,034,003
                                                                                    ----------------   ----------------

                  Net cash provided by operating activities                             8,104,834          9,252,846
                                                                                    ----------------   ----------------

Cash flows from investing activities
    Purchase of property and equipment                                                 (3,301,895)        (8,809,915)
    Proceeds from disposition of property and equipment                                   365,351             85,050
    Notes Receivable                                                                   (1,164,395)                 -
                                                                                    ----------------   ----------------

                  Net cash used in
                    investing activities                                               (4,100,939)        (8,724,865)
                                                                                    ----------------   ----------------


                                   (Continued)

                  MOTOR CARGO INDUSTRIES, INC. AND SUBSIDIARIES

                                                                                             Six months ended
                                                                                                 June 30,
                                                                                    ----------------------------------
                                                                                          2000              1999
                                                                                    ---------------   ----------------
                                                                                                (unaudited)
Cash flows from financing activities
    Principal payments on long-term
      obligations                                                                       (6,793,203)       (4,048,900)
    Repurchase of shares                                                                  (928,638)         (308,450)
                                                                                    ---------------   ----------------

                  Net cash used in financing activities                                 (7,721,841)       (4,357,350)
                                                                                    ---------------   ----------------

                  Net decrease in
                    cash and cash equivalents                                           (3,717,946)       (3,829,369)

Cash and cash equivalents at beginning of period                                         5,508,809         7,514,654
                                                                                    ---------------   ----------------
Cash and cash equivalents at end of period                                        $      1,790,863  $      3,685,285
                                                                                    ===============   ================

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the period for
    Interest                                                                      $         85,244  $         29,177
    Income taxes                                                                           904,250            16,500


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

                                                             Three months ended                       Six months ended
                                                                  June 30,                                June 30,
                                                      ---------------------------------     ------------------------------------
                                                           2000              1999                 2000                1999
                                                      ---------------   ---------------     -----------------   ----------------
    Net earnings                                    $     1,635,128     $  1,497,638     $       2,307,139    $     2,218,843
    Weighted-average shares outstanding - basic           6,781,884        6,925,040             6,835,204          6,951,911
    Effect of dilutive stock options                          1,857                -                 1,025                  -

    Weighted-average shares outstanding - assuming
      dilution                                            6,783,741        6,925,040             6,836,229          6,951,911


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

RESULTS OF OPERATIONS

      The following table sets forth for the periods indicated the percentage of operating revenues represented by certain items in the Company's statements of earnings:

                                                      THREE MONTHS ENDED           SIX MONTHS ENDED
                                                           JUNE 30,                    JUNE 30,
                                                   -------------------------    ------------------------
                                                      2000         1999            2000         1999
                                                      ----         ----            ----         ----
         Operating revenues                           100.0%       100.0%          100.0%       100.0%
         Operating expenses
             Salaries, wages and benefits              48.8         45.0            49.8         46.7
             Operating supplies and expenses           16.1         16.4            16.2         15.7
             Purchased transportation                   9.3         13.4             9.4         13.8
             Operating taxes and licenses               4.0          3.9             3.9          3.8
             Insurance and claims                       2.4          3.7             2.8          3.5
             Depreciation and amortization              6.9          6.7             7.2          6.9
             Communications and utilities               1.5          1.4             1.7          1.5
             Building rents                             2.7          2.1             2.8          2.2
             Gain on sale of equipment                 (0.1)        (0.2)           (0.1)        (0.1)
             Other non-recurring expenses                 -            -             0.2            -
                                                    -------      -------          -------      -------
                   Total operating expenses            91.6         92.4            93.9         94.0
                                                    -------      -------          -------      -------
                   Operating income                     8.4          7.6             6.1          6.0
         Other income (expense)

             Interest expense                          (0.1)        (0.1)           (0.1)        (0.1)
             Other, net                                 0.1          0.1             0.1          0.1
                                                    -------      -------          -------      -------
         Earnings before income taxes                   8.4          7.6             6.1          6.0
         Income taxes                                   3.3          3.0             2.4          2.4
                                                    -------      -------          -------      -------
         Net earnings                                   5.1          4.6             3.7          3.6
                                                    =======      =======          =======      =======

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

         Operating revenues decreased 1.8% to $31.8 million for the three months ended June 30, 2000, compared to $32.4 million for the same period in 1999. The decrease was primarily attributable to the account rationalization program that was implemented during the fourth quarter of 1999, pursuant to which the Company discontinued the handling of freight for a number of accounts that did not meet acceptable yield levels. In addition, the second quarter of 1999 included approximately $1.5 million of revenue from the Company's Chicago facility, which was subsequently closed during the third quarter of 1999. The number of shipments during the second quarter of 2000 decreased by 6.8% to 243,300 compared to 261,100 for the second quarter of 1999.

         Revenues contributed by MCDS increased to $1,114,000 for the second quarter of 2000, compared to $929,000 for the second quarter of 1999. The increase was due primarily to increased volume with one customer.

         As a percentage of operating revenues, salaries, wages and benefits increased to 48.8% for the second quarter of 2000 from 45.0% for the second quarter of 1999. This 3.8% increase was due primarily to an increase in employee wages and benefits associated with shifting to the use of more Company drivers and less use of purchased transportation. The use of more Company drivers resulted in a reduction in the expense incurred by the Company for purchased transportation. The increased salaries, wages and benefits for the second quarter of 2000 also reflect an increase in the total number of service center personnel resulting from the conversion of one independent agent facility to a Company owned service center.

         Purchased transportation decreased to 9.3% of revenues for the three months ended June 30, 2000 as compared to 13.4% for the same period in 1999. This 4.1% reduction was the result of replacing a portion of purchased transportation with Company drivers and equipment. Corresponding increases were incurred in expense categories related to drivers and equipment such as wages, benefits, operating supplies and expenses, depreciation, licenses and taxes.

         Operating supplies and expenses decreased to 16.1% of operating revenues for the quarter ended June 30, 2000 compared to 16.4% for the same period in 1999. The additional costs associated with the increased price of fuel represented approximately 1.2% of revenue for the second quarter of 2000. Although the Company has implemented a fuel surcharge to reduce the impact of rising fuel costs, increased fuel prices can nevertheless have an adverse effect on the operations and profitability of the Company due to the difficulty of imposing and collecting the surcharge. Operating supplies and expenses were reduced in various categories during the second quarter of 2000. The most significant decrease in operating supplies and expenses resulted from a decrease in commissions to agents due to the conversion of one independent agent facility to a Company owned service center during the second half of 1999.

         Insurance and claims expense decreased to 2.4% of revenue for the second quarter 2000 compared to 3.7% for the same quarter 1999. This was attributable to reduced expenses associated with self insured liability and cargo claims. Frequency of accidents per million miles was reduced to 4.2 from 6.3 for the second quarter of 2000 and 1999 respectively.

         Building rents increased to 2.7% of revenue for the second quarter of 2000 as compared to 2.1% for the same quarter of 1999. This increase was due primarily to lease payments for additional facilities in Fremont, California and Boise, Idaho, as well as continuing lease payments on unused facilities in Chicago, Illinois, Benicia, California and Boise, Idaho.

         Total operating expenses decreased to 91.6% of operating revenues for the three months ended June 30, 2000 from 92.4% for the same period in 1999.

         Net earnings increased 9.2% to $1,635,000 for the three months ended June 30, 2000, compared to $1,498,000 for the same period in 1999. Net earnings per weighted average diluted share outstanding increased $0.02 to $0.24 for the second quarter of 2000, compared to net earnings per weighted average diluted share of $0.22 for the second quarter of 1999.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

         Operating revenues increased 1.8% to $62.2 million for the six months ended June 30, 2000, compared to $61.1 million for the same period in 1999. The increase was attributable an improved yield due to increased rates and a reduction in lower yield freight as a percentage of total tonnage as a result of the Company's account rationalization and the closure of the Chicago facility in the third quarter of 1999. The number of shipments during the six months ended June 30, 2000, decreased by 4.2% to 475,700, compared to 496,300 for the same period in 1999.

         Revenues for MCDS increased to $2,207,000 for the six months ended June 30, 2000, from $1,779,000 for the same period in 1999. The increase was due primarily to increased volume with one customer.

         As a percentage of operating revenues, salaries, wages and benefits increased to 49.8% for the six months ended June 30, 2000, from 46.7% for the same period of 1999. This 3.1% increase was due primarily to an increase in employee wages and benefits associated with shifting to the use of more Company drivers and less use of purchased transportation. The use of more Company drivers resulted in a reduction in the expense incurred by the Company for purchased transportation. The increased salaries, wages and benefits for the second quarter of 2000 also reflect an increase in the total number of service center personnel resulting from the conversion of one independent agent facility to the Company owned service center.

         Purchased transportation decreased to 9.4% of revenues for the six months ended June 30, 2000, as compared to 13.8% for the same period in 1999. This 4.4% reduction was the result of replacing a portion of purchased transportation with Company drivers and equipment. Corresponding increases were incurred in expense categories related to drivers and equipment such as wages, benefits, operating supplies and expenses, depreciation, licenses and taxes.

         Operating supplies and expenses increased to 16.2% of operating revenues for the six months ended June 30, 2000, compared to 15.7% for the same period in 1999. The additional costs associated with the increased price of fuel represented approximately 1.6% of revenue for the six months ended June 30, 2000. Although the Company has implemented a fuel surcharge to reduce the impact of rising fuel costs, increased fuel prices can nevertheless have an adverse effect on the operations and profitability of the Company due to the difficulty of imposing and collecting the surcharge. Other categories within operating supplies and expenses have decreased. The most significant decrease was a result of reduced commissions paid to agents due to the conversion of one independent agent facility to a Company owned service center during the second half of 1999.

         Building rents increased to 2.8% of revenue for the six months ended June 30, 2000, as compared to 2.2% for the same period of 1999. This increase was due primarily to lease payments for additional facilities in Fremont, California and Boise, Idaho, as well as continuing lease payments on unused facilities in Chicago, Illinois, Benicia, California and Boise, Idaho.

         Total operating expenses decreased to 93.9% of operating revenues for the six months ended June 30, 2000, from 94.0% for the same period in 1999.

         Net earnings increased 4.0% to $2,307,000 for the six months ended June 30, 2000, compared to $2,219,000 for the same period in 1999. Net earnings per share increased $0.02 to $0.34 for the six months ended June 30, 2000, compared to net earnings per share of $0.32 for the same period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of liquidity are funds provided by operations and bank borrowings. Net cash provided by operating activities was approximately $8.1 million for the first six months of 2000 compared to $9.3 million for the corresponding period in 1999. Net cash provided by operating activities is primarily attributable to the Company's earnings before depreciation and amortization expense.

         Capital expenditures and a note receivable associated with future capital expenditures totaled approximately $4.1 million during the first six months of 2000 compared to $8.8 million in the comparable period of 1999. The decrease in capital expenditures was primarily due to reduced spending on land and buildings.

         Net cash used in financing activities was $7.7 million for the six months ended June 30, 2000 compared to $4.4 million for the comparable period of 1999. At June 30, 2000, total borrowings under long-term obligations totaled approximately $1.2 million.

         The Company is a party to a loan agreement with Zions First National Bank ("Zions") that provides for a revolving line of credit in an amount not exceeding $5 million. The loan agreement provides for the issuance of letters of credit and may be used for this purpose, as well as to fund the working capital needs of the Company. As of June 30, 2000, there was no outstanding balance under this revolving line of credit.

         Zions has also provided a second revolving line of credit to the Company in an amount not to exceed $20 million. The Company intends to use amounts available under this credit facility primarily to purchase equipment used in operations and for other strategic purposes. As of June 30, 2000, there was a zero outstanding balance under this facility.

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

    The Annual Meeting of Shareholders of the Company was held on June 14, 2000. At the meeting:

        1. The following persons were elected as Directors of the Company to serve until the next Annual Meeting or until their successors are elected and qualified.

                  Name                           Votes for        Votes Withheld
                  ----                           ---------        --------------
                Harold R. Tate                   6,196,236        74,700
                Marshall L. Tate                 6,196,236        74,700
                Marvin L. Friedland              6,196,236        74,700
                Robert Anderson                  6,196,236        74,700
                James Clayburn LaForce, Jr.      6,196,236        74,700





        2. The selection of Grant Thornton LLP as independent auditors to audit the Consolidated Financial Statements of the Company and its subsidiaries for the year ending December 31, 2000 was ratified by the shareholders as follows:

                Votes For:                  6,193,336
                Votes Against:                 77,600
                Abstentions:                        0
                Broker Non-Votes:                   0


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


                                        MOTOR CARGO INDUSTRIES, INC.



                                        /s/ Lynn H. Wheeler
                                        ----------------------------------------
                                        LYNN H. WHEELER
                                        Vice President of Finance and Chief
                                        Financial Officer
                                        (Authorized Signatory and
                                        Principal Financial and Accounting
                                        Officer)

Date:  August 11, 2000

                                INDEX TO EXHIBITS

Exhibits

27                Financial Data Schedule.