Form 10-Q
period 2000-09-30
MOTOR CARGO INDUSTRIES INC
filed 2000-11-13
CIK 1047073

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    --------

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ___________ to __________


                        Commission file number 000-23341


                          MOTOR CARGO INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)



                  Utah                                      87-0406479
     --------------------------------                  -------------------
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

Yes /X/    No / /


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On October 31, 2000, there were 6,601,340 outstanding shares of the Registrant's Common Stock, no par value.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                  MOTOR CARGO INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                   September 30,           December 31,
                                                       2000                   1999
                                                   ------------            ------------
                                                    (unaudited)
CURRENT ASSETS
    Cash and cash equivalents                      $  4,470,849            $  5,508,809
    Receivables                                      17,074,087              16,570,062
    Prepaid expenses                                  1,996,487               2,720,084
    Supplies inventory                                  473,578                 568,430
    Deferred income taxes                             1,723,000               1,723,000
                                                   ------------            ------------
           Total current assets                      25,738,001              27,090,385

PROPERTY AND EQUIPMENT, AT COST                     101,567,528              99,459,949

    Less accumulated depreciation
      and amortization                               50,396,284              46,644,471
                                                   ------------            ------------
                                                     51,171,244              52,815,478
OTHER ASSETS
    Notes receivable                                  2,319,395                    --
    Deferred charges                                    540,620                 606,250
    Unrecognized net pension obligation                  58,071                  58,071
                                                   ------------            ------------
                                                      2,918,086                 664,321
                                                   ------------            ------------
                                                   $ 79,827,331            $ 80,570,184
                                                   ============            ============

        The accompanying notes are an integral part of these statements.

                  MOTOR CARGO INDUSTRIES, INC. AND SUBSIDIARIES

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                 September 30,          December 31,
                                                                     2000                  1999
                                                                 -------------          ------------
                                                                  (unaudited)
CURRENT LIABILITIES
    Current maturities of long-term obligations                   $   116,680            $   109,151
    Accounts payable                                                2,198,855              3,361,660
    Accrued liabilities                                             7,886,418              6,323,095
    Accrued income taxes                                              423,304                119,931
    Accrued claims                                                  1,469,366              1,727,391
                                                                  -----------            -----------
           Total current liabilities                               12,094,623             11,641,228

LONG-TERM OBLIGATIONS, less current
   maturities                                                       4,189,787              8,020,523

DEFERRED INCOME TAXES                                               7,265,083              7,267,000

COMMITMENTS AND CONTINGENCIES                                            --                     --

STOCKHOLDERS' EQUITY
    Preferred stock, no par value; Authorized -
      25,000,000 shares - none issued                                    --                     --
    Common stock, no par value; Authorized -
      100,000,000 shares - issued 6,651,340 shares as
      of September 30, 2000 and 6,925,040 shares as of
      December 31, 1999                                            10,463,588             11,849,600
    Retained earnings                                              45,814,250             41,791,833
                                                                  -----------            -----------
                                                                   56,277,838             53,641,433
                                                                  -----------            -----------
                                                                  $79,827,331            $80,570,184
                                                                  ===========            ===========

        The accompanying notes are an integral part of these statements.

                  MOTOR CARGO INDUSTRIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

                                                      Three months ended                    Nine months ended
                                                        September 30,                         September 30,
                                              -------------------------------       -------------------------------
                                                 2000                1999               2000               1999
                                              ------------       ------------       ------------       ------------
                                                         (unaudited)                          (unaudited)
Operating revenues                            $ 34,097,502       $ 32,614,188       $ 96,254,272       $ 93,698,035
                                              ------------       ------------       ------------       ------------
Operating expenses
    Salaries, wages and benefits                16,922,303         15,665,345         47,893,682         44,166,108
    Operating supplies and expenses              5,656,904          5,516,079         15,747,849         15,127,093
    Purchased transportation                     3,000,011          3,759,924          8,849,229         12,184,655
    Operating taxes and licenses                 1,326,113          1,275,081          3,742,780          3,577,541
    Insurance and claims                           856,627          1,012,521          2,608,140          3,167,849
    Depreciation and amortization                2,144,094          2,271,062          6,640,678          6,511,400
    Communications and utilities                   582,729            549,192          1,600,776          1,443,330
    Building rents                                 881,039            775,426          2,607,311          2,140,161
    Gain on sale of equipment                      (61,923)           (63,403)          (151,790)          (122,784)
    Other non-recurring expense                       --                 --              102,596               --
                                              ------------       ------------       ------------       ------------
           Total operating expenses             31,307,897         30,761,227         89,641,251         88,195,353
                                              ------------       ------------       ------------       ------------
           Operating income                      2,789,605          1,852,961          6,613,021          5,502,682

Other income (expense)
    Interest expense                               (33,035)           (31,639)          (121,362)          (100,433)
    Other, net                                      46,549             23,250             97,430             97,308
                                              ------------       ------------       ------------       ------------
                                                    13,514             (8,389)           (23,932)            (3,125)
                                              ------------       ------------       ------------       ------------
           Earnings before income taxes          2,803,119          1,844,572          6,589,089          5,499,557

Income taxes                                     1,087,841            724,299          2,566,672          2,160,441
                                              ------------       ------------       ------------       ------------
           NET EARNINGS                       $  1,715,278       $  1,120,273       $  4,022,417       $  3,339,116
                                              ============       ============       ============       ============

    Earnings per share: (note 2)
              Basic                           $       0.26       $       0.16       $       0.59       $       0.48
              Diluted                         $       0.26       $       0.16       $       0.59       $       0.48
    Weighted-average shares outstanding:
              Basic                              6,720,693          6,925,040          6,796,755          6,942,855
              Diluted                            6,724,973          6,933,460          6,799,258          6,945,662



        The accompanying notes are an integral part of these statements.

                  MOTOR CARGO INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Nine months ended
                                                                         September 30,
                                                                 -------------------------------
                                                                     2000              1999
                                                                 ------------       ------------
                                                                          (unaudited)
Increase (decrease) in cash and cash equivalents
    Cash flows from operating activities
       Net earnings                                              $  4,022,417       $  3,339,116
                                                                 ------------       ------------
       Adjustments to reconcile net earnings to net cash
         provided by operating activities
           Depreciation and amortization                            6,640,678          6,511,400
           Provision for losses on trade
              and other receivables                                   195,500            187,100
           Gain on disposition of
              property and equipment                                 (151,790)          (122,785)
           Charge associated with stock issuance to an
              officer                                                  23,750             40,000
           Deferred income taxes                                       (1,917)          (249,657)
           Changes in assets and liabilities
              Receivables                                            (699,524)        (2,071,816)
              Prepaid expenses                                        723,597            791,618
              Supplies inventory                                       94,852             71,583
              Accrued income taxes                                    303,373            683,693
              Other assets                                             65,630            (16,062)
              Accounts payable                                     (1,162,805)           415,864
              Accrued liabilities and claims                        1,305,298          1,139,415
                                                                 ------------       ------------
                  Total adjustments                                 7,336,642          7,380,353
                                                                 ------------       ------------
                  Net cash provided by operating activities        11,359,059         10,719,469
                                                                 ------------       ------------
Cash flows from investing activities
    Note receivable                                                (2,319,395)              --
    Purchase of property and equipment                             (5,419,506)       (13,281,956)
    Proceeds from disposition of property
      and equipment                                                   574,851            363,550
                                                                 ------------       ------------
                  Net cash used in
                    investing activities                           (7,164,050)      ((12,918,406)
                                                                 ------------       ------------

                                   (Continued)

                  MOTOR CARGO INDUSTRIES, INC. AND SUBSIDIARIES

                                                            Nine months ended
                                                              September 30,
                                                      -----------------------------
                                                         2000               1999
                                                      -----------       -----------
                                                               (unaudited)
Cash flows from financing activities
   Repurchase shares                                   (1,409,762)         (308,450)
   Proceeds from issuance of long-term
      obligations                                            --           1,000,000
   Principal payments on long-term
      obligations                                      (3,823,207)          (74,106)
                                                      -----------       -----------
         Net cash provided by (used in)
            financing activities                       (5,232,969)          617,444
                                                      -----------       -----------
         Net decrease in cash
            and cash equivalents                       (1,037,960)       (1,581,493)

Cash and cash equivalents at beginning of period        5,508,809         7,514,654
                                                      -----------       -----------
Cash and cash equivalents at end of period            $ 4,470,849       $ 5,933,161
                                                      ===========       ===========
SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the period for
   Interest                                           $   118,562       $   103,885
   Income taxes                                         2,259,050         1,490,150


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

                  MOTOR CARGO INDUSTRIES, INC. AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS


1.   UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

     The interim consolidated financial information included herein is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for the fair presentation of the consolidated financial position, results of operations, and cash flows for the interim periods. The consolidated financial statements should be read in conjunction with the Notes to consolidated financial statements included in the audited consolidated financial statements for Motor Cargo Industries, Inc. (the "Company") for the year ended December 31, 1999, which are included in the Company's Annual Report on Form 10-K for such year (the "1999 10-K"). Results of operations for interim periods are not necessarily indicative of annual results of operations. The consolidated balance sheet at December 31, 1999 was extracted from the Company's audited consolidated financial statements contained in the 1999 10-K and does not include all disclosures required by generally accepted accounting principles for annual consolidated financial statements.

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

                                                     Three months ended               Nine months ended
                                                        September 30,                    September 30,
                                                   --------------------------      --------------------------
                                                      2000              1999         2000             1999
                                                   ----------      ----------      ----------      ----------
Net earnings                                       $1,715,278      $1,120,273      $4,022,417      $3,339,116
Weighted-average shares outstanding - basic         6,720,693       6,925,040       6,796,755       6,942,855

Effect of dilutive stock options                        4,280           8,420           2,503           2,807

Weighted-average shares outstanding - diluted       6,724,973       6,933,460       6,799,258       6,945,662

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

OVERVIEW

     Motor Cargo Industries, Inc. (the "Company") is a regional less-than-truckload ("LTL") carrier that provides transportation and logistics services to shippers within the Company's service region. The Company's service region is the western United States, including Arizona, California, Colorado, Idaho, New Mexico, Oregon, Texas, Utah and Washington. The Company transports general commodities, including consumer goods, packaged foodstuffs, electronics, computer equipment, apparel, hardware, industrial goods and auto parts for a diversified customer base. The Company offers a broad range of services, including expedited scheduling and full temperature-controlled service. Through its wholly-owned subsidiary, MC Distribution Services, Inc. ("MCDS"), the Company also provides customized logistics, warehousing and distribution management services.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicating the percentage of operating revenues represented by certain items in the Company's statements of earnings:

                                           Three Months Ended        Nine Months Ended
                                              September 30,             September 30,
                                           -------------------       -------------------
                                            2000         1999         2000         1999
                                           ------       ------       ------       ------
Operating revenues                         100.0%       100.0%       100.0%       100.0%
Operating expenses
    Salaries, wages and benefits            49.6         48.0         49.8         47.1
    Operating supplies and expenses         16.6         16.9         16.4         16.1
    Purchased transportation                 8.8         11.5          9.2         13.0
    Operating taxes and licenses             3.9          3.9          3.9          3.8
    Insurance and claims                     2.5          3.1          2.7          3.4
    Depreciation and amortization            6.3          7.0          6.9          7.0
    Communications and utilities             1.7          1.7          1.6          1.5
    Building rents                           2.6          2.4          2.7          2.3
    Gain on sale of equipment                (.2)         (.2)         (.2)         (.1)
    Other non-recurring expense             --           --             .1         --
                                           -----        -----        -----        -----
          Total operating expenses          91.8         94.3         93.1         94.1
                                           -----        -----        -----        -----
          Operating income                   8.2          5.7          6.9          5.9
Other income (expense)
    Interest expense                        (0.1)        (0.1)        (0.1)        (0.1)
    Other, net                               0.1          0.1          0.1          0.1
                                           -----        -----        -----        -----
Earnings before income taxes                 8.2          5.7          6.9          5.9
Income taxes                                 3.2          2.2          2.7          2.3
                                           -----        -----        -----        -----
Net earnings                                 5.0          3.5          4.2          3.6
                                           =====        =====        =====        =====


THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

     Operating revenues increased 4.5% to $34.1 million for the three months ended September 30, 2000, compared to $32.6 million for the same period in 1999. The increase was primarily attributable to an improved yield on freight hauled, the implementation of the fuel surcharge and a reduction in lower-yield freight as a percentage of total tonnage as a result of the Company's account rationalization.

     Total weight of shipments decreased 0.9% to 289.5 million pounds for the third quarter of 2000, compared to 292.0 million pounds for the third quarter of 1999. Total shipments decreased by 5.3% to 249,200 for the third quarter of 2000, compared to 263,100 for the third quarter of 1999. The decrease in shipments combined with improved freight yield, resulted in an increase in revenue per shipment of $12.44 to $132.57 for the third quarter of 2000 from $120.13 for the same period of 1999. Shipments under 500 lbs. decreased by 6.2% to 126,600 during the third quarter of 2000 from 134,900 for the third quarter of 1999.

     Revenues contributed by MCDS increased to approximately $1,168,000 for the third quarter of 2000, compared to approximately $1,097,000 for the third quarter of 1999. The increase was attributable to increased revenue from existing accounts as well as the addition of some smaller new accounts.

     As a percentage of operating revenues, salaries, wages and benefits increased to 49.6% for the third quarter of 2000 from 48.0% for the third quarter of 1999. This increase was due primarily to the use of more Company line drivers instead of purchased transportation. The number of line drivers employed by the Company in the third quarter of 2000 increased by 18.7% to 178, compared to 150 in the third quarter of 1999.

     Purchased transportation decreased to 8.8% of revenues for the three months ended September 30, 2000, as compared to 11.5% for the same period in 1999. The Company increased employee line drivers while reducing the use of purchased transportation. This resulted in shifting costs from purchased transportation to wages, benefits, operating supplies, licenses and taxes

     Operating supplies and expenses decreased to 16.6% of operating revenues for the quarter ended September 30, 2000, compared to 16.9% for the same period in 1999. The decrease in operating supplies and expenses was mostly offset by increased fuel costs. The additional costs associated with the increased price of fuel represented approximately 1.6% of revenue for the third quarter of 2000. Although the Company has implemented a fuel surcharge to reduce the impact of rising fuel costs, increased fuel prices can nevertheless have an adverse effect on the operations and profitability of the Company due to the difficulty of imposing and collecting the surcharge. Other supplies and expenses were reduced in various categories during the third quarter of 2000. The most significant decrease in operating supplies and expenses resulted from a decrease in commission to agents due to the conversion of two independent agent facilities to Company-owned service centers during the second half of 1999.

     Insurance and claims expense decreased to 2.5% of revenue for the third quarter 2000 compared to 3.1% for the same quarter of 1999. Claims expense for damaged freight was reduced by approximately 0.5% of revenue during the third quarter of 2000, compared to the comparable period last year. Also, fewer accidents occurred and claim settlement amounts were smaller during the third quarter of 2000, compared to the third quarter of 1999. Frequency of accidents per million miles decreased to 5.5 for the third quarter of 2000, from 5.8 for the same period of 1999.

     As a percentage of revenue, depreciation expense decreased 0.7% to 6.3% for the third quarter of 2000, compared to 7.0% for the same quarter of 1999. This was primarily the result of improved equipment utilization achieved by reducing the number of tractors used in operations. The Company has increased its use of dual purpose tractors for line haul between cities at night and within cities for pickup and delivery during the day.

     Total operating expenses decreased to 91.8% of operating revenues for the three months ended September 30, 2000 from 94.3% for the same period in 1999.

     Net earnings increased 53.1% to $1,715,000 for the three months ended September 30, 2000, compared to net earnings of $1,120,000 for the same period in 1999. Net earnings per share increased 62.5% to $0.26 for the third quarter of 2000, compared to net earnings per share of $0.16 for the third quarter of 1999, based on weighted average diluted shares outstanding of 6,724,973 and 6,933,460 respectively.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

     Operating revenues increased 2.7% to $96.3 million for the nine months ended September 30, 2000, compared to $93.7 million for the same period in 1999. The increase was attributable to improved yield due to increased rates, the fuel surcharge and a reduction in lower-yield freight as a percentage of total tonnage as a result of the Company's account rationalization. The number of shipments during the nine months ended September 30, 2000 decreased by 4.5% to 724,900, compared to 759,400 for the same period in 1999.

     Revenues contributed by MCDS increased to approximately $3,375,000 for the nine months ended September 30, 2000, from approximately $2,875,000 for the same period in 1999. The increase was attributable to increased revenue from existing accounts as well as the addition of some smaller new accounts.

     As a percentage of operating revenues, salaries, wages and benefits increased to 49.8% for the nine months ended September 30, 2000, from 47.1% for the same period of 1999. This increase was due primarily to increased wages and benefits associated with shifting to the use of more Company line drivers and fewer purchased transportation drivers. This has also resulted in reduced purchased transportation costs.

     Purchased transportation decreased to 9.2% of revenues for the nine months ended September 30, 2000, as compared to 13.0% for the same period in 1999. This decrease was primarily caused by replacing a portion of purchased transportation with Company drivers and equipment. Corresponding increases were incurred in expense categories related to drivers and equipment such as wages, benefits, operation supplies and expenses, licenses and taxes.

     Operating supplies and expenses increased to 16.4% of operating revenues for the nine months ended September 30, 2000, compared to 16.1% for the same period in 1999. The additional costs associated with the increased price of fuel represented approximately 1.6% of revenue for the nine months ended September 30, 2000. Although the Company has implemented a fuel surcharge to reduce the impact of rising fuel costs, increased fuel prices can nevertheless have an adverse effect on the operations and profitability of the Company due to the difficulty of imposing and collecting the surcharge.

     Building rents increased to 2.7% of revenue for the nine months ended September 30, 2000, as compared to 2.3% for the same period of 1999. This increase was due primarily to lease payments for additional facilities in Fremont, California and Boise, Idaho, as well as continuing lease payments on unused facilities in Chicago, Illinois, Benicia, California and Boise, Idaho.

     Total operating expenses decreased to 93.1% of operating revenues for the nine months ended September 30, 2000, from 94.1% for the same period in 1999.

     Net earnings increased 20.5% to $4,022,000 for the nine months ended September 30, 2000, compared to net earnings of $3,339,000 for the same period in 1999. Net earnings per share increased $0.11 to $0.59 for the nine months ended September 30, 2000, compared to net earnings per share of $0.48 for the same period in 1999, based on weighted average diluted shares outstanding of 6,799,258 and 6,945,662, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity are funds provided by operations and bank borrowings. Net cash provided by operating activities was approximately $11.4 million for the first nine months of 2000 compared to $10.7 million for the corresponding period in 1999. Net cash provided by operating activities is primarily attributable to the Company's earnings before depreciation and amortization expense.

     Capital expenditures (defined as net of proceeds from disposition of property and equipment), together with a note receivable reflecting an amount lent to a contractor in connection with the construction of a new Denver, Colorado facility, totaled approximately $7.2 million during the first nine months of 2000, compared to $12.9 million for the comparable period of 1999. Capital expenditures for real property and improvements to terminal facilities totaled $3.4 million for the nine months ended September 30, 2000, compared to $5.8 million for the same period in 1999. The decrease in capital expenditures was primarily due to reduced spending on land, buildings and equipment.

     Net cash used in financing activities was $5.2 million for the nine months ended September 30, 2000, compared to $0.6 million provided by financing activities for the comparable period of 1999. At September 30, 2000, total borrowings under long-term obligations totaled approximately $4.3 million compared to $8.1 million at December 31, 1999.

     The Company is a party to a loan agreement with Zions First National Bank ("Zions") that provides for a revolving line of credit in an amount not exceeding $5 million. The loan agreement provides for the issuance of letters of credit and may be used for this purpose, as well as to fund the working capital needs of the Company. As of September 30, 2000, there was no outstanding balance under this revolving line of credit.

     Zions has also provided a second revolving line of credit to the Company in an amount not to exceed $20 million. The Company intends to use amounts available under this credit facility primarily to purchase equipment used in operations and for other strategic purposes. As of September 30, 2000, there was $3.0 million outstanding under this facility as a long-term obligation.

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

     During the first quarter of 1999, the Company announced a share repurchase program. The Board of Directors of the Company authorized the repurchase of up to 700,000 shares. As of September 30, 2000, a total of 338,660 shares had been repurchased by the Company for approximately $1,770,000.

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


                                     MOTOR CARGO INDUSTRIES, INC.

                                     /s/ Lynn H. Wheeler
                                     ---------------------------
                                     LYNN H. WHEELER
                                     Vice President of Finance and Chief
                                     Financial Officer (Authorized Signatory and
                                     Principal Financial and Accounting Officer)




Date: November 13, 2000

                                INDEX TO EXHIBITS

Exhibits

  27     Financial Data Schedule.