Form 10-K405
period 2000-12-31
MOTOR CARGO INDUSTRIES INC
filed 2001-03-27
CIK 1047073

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K
(Mark One)
[X]       ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended December 31, 2000
                                 OR
[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the transition period from              to

                        Commission File Number 000-23341

                          MOTOR CARGO INDUSTRIES, INC.
           (Exact Name of the Registrant as Specified in its Charter)

                   UTAH                                     87-0406479
     -------------------------------                    ------------------
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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

As of March 20, 2001, the aggregate market value of the Registrant's voting Common Stock held by non-affiliates of the Registrant based upon the last sale price reported for such date on the Nasdaq National Market System was approximately $16,033,414.

The number of shares of the Registrant's Common Stock outstanding as of March 20, 2001 was 6,473,140.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Registrant's definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 in connection with the 2001 Annual Meeting of Shareholders of the Registrant is incorporated by reference into Part III of this Form 10-K.

     This report contains certain forward-looking statements that involve risks and uncertainties, including statements regarding the Company's plans, objectives, goals, strategies and financial performance. The Company's actual results could differ materially from the results anticipated in these forward-looking statements as a result of certain factors set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations-Cautionary Statement for Forward-Looking Information" and elsewhere in this report.

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Motor Cargo Industries, Inc. (the "Company") is a regional less-than-truckload ("LTL") carrier that provides transportation and logistics services to shippers within the western United States, including Arizona, California, Colorado, Idaho, New Mexico, Oregon, Texas, Utah and Washington. The Company transports general commodities, including consumer goods, packaged foodstuffs, electronics, computer equipment, apparel, hardware, industrial goods and auto parts for a diversified customer base. The Company offers a broad range of services, including expedited scheduling and full temperature-controlled service. Through its wholly-owned subsidiary, MC Distribution Services, Inc. ("MCDS"), the Company also provides customized logistics, warehousing and distribution management services.

     The Company utilizes 30 strategically located service centers (also referred to as "terminals") to serve major markets within the Company's service region. In addition, the Company provides service to 24 smaller markets within its service region pursuant to agreements with independent agents, most of which act as exclusive agents for the Company. See Item 1 "Business - Operations."

THE LTL INDUSTRY

     The Company transports primarily LTL shipments. LTL shipments are shipments weighing less than 10,000 pounds. Generally, LTL carriers transport freight from multiple shippers to multiple consignees on a scheduled basis. Unlike truckload carriers, LTL carriers typically do not transport full trailer loads directly from origin to destination. LTL operations require the handling of shipments in several coordinated stages.

     Typically, LTL carriers transport freight along scheduled routes from multiple shippers to multiple consignees using a network of terminals, together with fleets of tractors and trailers. Freight is picked up from customers by local drivers and consolidated for shipment. The freight is then loaded into inter-city trailers and transported to other terminals by linehaul drivers. Large LTL carriers have traditionally employed a series of hub and spoke terminals. This method improves truck utilization but requires expensive multiple cargo rehandlings, and a fixed network of pickup, breakbulk and destination terminals. At each breakbulk terminal, freight is unloaded and reloaded with other freight destined for locations in the same general direction of another breakbulk terminal, where the truck is sent for further unloading and loading, until the freight arrives at a destination terminal located nearest the delivery address of the consignee. At the destination terminal, freight is then loaded onto a local truck for final delivery. The Company emphasizes direct loading between the originating and destination service centers in order to avoid the costly and time-consuming use of breakbulk terminals.

     LTL companies are generally categorized as regional, interregional or national carriers, based upon length of haul and service territory. Carriers with average lengths of haul less than 500 miles are referred to as regional carriers and generally provide either overnight or second day service. Regional LTL carriers usually are able to load freight for direct transport to a destination terminal, thereby avoiding the costly and time-consuming use of breakbulk terminals. Carriers with average lengths of haul between 500 and 1,000 miles are generally referred to as inter-regional carriers. National carriers, with average lengths of haul greater than 1,000 miles, generally operate coast to coast relying on networks of breakbulk and satellite terminals. Due to the longer distances between major cities in the western United States, the Company has a longer average length of haul than most other regional carriers. For the year ended December 31, 2000, the Company had an average length of haul of approximately 600 miles.

     In general, the more freight volume an LTL carrier has within a given geographical area, the lower its incremental operating costs. This is particularly true with respect to its pickup and delivery operations where increased freight volumes generally result in less distance between stops and more shipments per stop ("route density"). As route density increases, an LTL carrier is able to make more deliveries on shorter routes, thereby increasing the number of shipments that can be delivered within a defined period and lowering overall labor costs for each shipment. Similarly, the more business a carrier experiences in a given traffic lane from one service center to another ("lane density"), the lower its incremental costs. As lane density increases, a carrier experiences increased revenue per mile, reduced empty miles and reduced costs associated with intermediate shipment handling and reconsolidation. A carrier's incremental costs are also improved as the amount of freight handled at a given service center location ("service center density") increases. As service center density improves, a carrier experiences higher revenues, while maintaining the same fixed cost structure, thereby improving asset utilization.

OPERATIONS

     The Company picks up freight with pickup and delivery trucks during the day and transports the freight to Company service centers by early evening. Pick-ups and deliveries are typically made within a 70 mile radius of each service center. Upon arrival at a service center, freight is unloaded, logged onto the Company's computerized tracing system, and reloaded onto trailers destined for the Company's other service centers. Trucks depart later in the evening for their destination service centers. In order to ensure prompt service, the Company enforces established time schedules for linehaul service between service centers and utilizes an advanced computer system to track and coordinate deliveries. Through the Company's wide area computer network, all vital information relating to shipments is available to each service center on a real-time basis. Before the cargo arrives at its destination service center, a manifest showing the contents of each trailer and the sequence in which it is loaded, along with the delivery bills, is generated by the Company's computerized tracing system and is available to the destination service center manager through the Company's computer network. Upon arrival at the destination service center, the freight is unloaded, sorted and delivered to its final destination by local delivery trucks.

     Instead of utilizing a complete "hub and spoke" system, which is typically used by large, national LTL carriers, the Company emphasizes direct loading of freight between service centers with minimal handling. Hub and spoke systems generally require shipments to be loaded and unloaded several times at a number of service centers and breakbulk facilities prior to delivery. Direct loading allows shipments to be transported directly from the originating service center to the destination service center without intermediate handling. Although the Company uses both direct loading and hub and spoke handling, the Company's primary emphasis on direct loading reduces the Company's costs because it requires less loading and unloading of freight and requires fewer terminals and breakbulk facilities.

     The Company uses a single service center, rather than multiple satellite terminals, in each of the major cities it serves. Single service centers reduce rehandling of freight, shorten delivery times and thereby reduce the risk of freight damage or loss.

     In addition to the Company's 30 service centers, the Company also utilizes independent agents in 24 smaller markets in which the Company does not operate service centers. These agents are independent businesses that operate within a specific area as the Company's pick-up and delivery agent. Shipments are coordinated through these agents' facilities in the same manner as the Company's service centers. Agents are compensated based upon a percentage of freight bill revenue and are required to maintain standards established by the Company. The Company believes that its use of agents in smaller markets helps the Company maintain a lower fixed cost structure, improve local market presence and provide customers with broader geographical coverage. The following table indicates the location of each of the Company's service centers and agent facilities:

          SERVICE CENTERS                             AGENT FACILITIES
          ---------------                             ----------------
          Albuquerque, New Mexico                     Baker City, Oregon
          Bakersfield, California                     Battle Mountain, Nevada
          Boise, Idaho                                Beatty, Nevada
          Colorado Springs, Colorado                  Bend, Oregon
          Dallas, Texas                               Bishop, California
          Denver, Colorado                            Burns, Oregon
          El Paso, Texas                              Cedar City, Utah
          Eugene, Oregon                              The Dalles, Oregon
          Flagstaff, Arizona                          Elko, Nevada
          Fremont, California                         Ely, Nevada
          Fresno, California                          Hawthorne, Nevada
          Grand Junction, Colorado                    John Day, Oregon
          Imperial, California                        Kennewick, Washington
          Kent, Washington                            Kingman, Arizona
          Las Vegas, Nevada                           Klamath, Oregon
          Medford, Oregon                             LaGrande, Oregon
          North Salt Lake, Utah                       Lakeview, Oregon
          Oxnard, California                          Lovelock, Nevada
          Phoenix, Arizona                            Pendleton Oregon
          Pico Rivera, California                     Ridgecrest, California
          Pocatello, Idaho                            Tonopah, Nevada
          Portland, Oregon                            Wells, Nevada
          Redding, California                         Wendover, Utah
          Reno, Nevada                                Winnemucca, Nevada
          Rialto, California
          Sacramento, California
          San Diego, California
          Spokane, Washington
          Tucson, Arizona
          Twin Falls, Idaho

     Approximately 45% of the Company's shipments are currently delivered overnight, and an additional 33% of the Company's shipments are delivered within two days. The Company uses single driver and two-person "sleeper" teams in its linehaul operations. The Company also contracts with third parties for transportation services ("purchased linehaul transportation") to supplement peak demand periods and address lane imbalances. The Company obtains purchased linehaul transportation from several sources, including truckload carriers and independent contractors. By utilizing purchased linehaul transportation, the Company is able to reduce empty miles and improve load factors.

     During the year ended December 31, 2000, the Company handled an average of approximately 3,700 shipments per day with an average weight per shipment of approximately 1,140 lbs. and average revenue per bill of approximately $132. The Company's revenue per hundredweight was $11.55 for the year ended December 31, 2000.

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

SPECIALIZED SERVICES

     The Company offers a broad range of services, including service capabilities beyond the scope of most LTL carriers. These services include PRIORITY+PLUS, an expedited time-definite service; PROTECTIVE+PLUS, a full temperature-controlled service for LTL shipments within the Company's service region; CANADIAN+PLUS, full points coverage into all major Canadian markets through an exclusive regional marketing partnership with one of Canada's leading LTL carriers and TRUCKLOAD+PLUS, a specialized truckload service designed to meet the truckload needs of its customers at competitive rates. The Company also provides less-than-container load service to Hawaii. The Company consolidates shipments, loads containers and tenders them to a major transoceanic carrier for transport to Hawaii. The shipments are then delivered by a local carrier in Hawaii pursuant to an agreement between the carrier and the Company.

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

     The Company provides customized logistics, warehousing and distribution management services through its subsidiary MCDS. MCDS currently provides "just-in-time" delivery services for a small number of specialty retailers. One customer currently accounts for more than 88% of the operating revenues of MCDS. For the year ended December 31, 2000, $4.7 million or 3.6% of the Company's revenues were generated by MCDS.

CUSTOMERS AND MARKETING

     The Company has approximately 3,800 regular customers with an average monthly revenue billing of $1,000 or more. The Company's customers are not concentrated in any one area or industry and no one customer accounts for over 4% of total revenues.

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

     The Company has written contracts with most of its large customers. These contracts specify rate levels and eliminate the need to negotiate rates for individual shipments. The Company's contracts typically do not provide for guaranteed volumes. Although the Company's contracts typically run for a specified term of one year, they generally may be terminated by either party upon 30 days' notice. The Company has pricing agreements with substantially all of its customers that are not covered by contracts. These pricing agreements specify rate levels but do not require minimum tonnage commitments on the part of the customer.

     The Company's senior management is actively involved in the Company's sales and marketing activities. In order to attract new customers, the Company relies on its ability to provide quality service and on selective targeting of potential accounts. The Company's account executives are managed by three regional directors of sales. The account executives are responsible for developing new business and maintaining relations with existing customers. The Company also employs four corporate account managers. These corporate account managers solicit business from corporate level decision-makers who are responsible for freight shipments to locations within the Company's service region.

     The Company has designed and implemented a sales force automation system, which provides for improved contact and opportunity management, improved sales forecasting and simplified reporting. The Company maintains comprehensive customer base profiles of existing and prospective customers. Using this database, key strategic and account development information is updated daily by the Company's sales force using automated processes. The Company utilizes this resource to track emerging opportunities and direct highly targeted and precisely timed marketing messages to existing and prospective customers.

DRIVERS, INDEPENDENT CONTRACTORS AND OTHER PERSONNEL

     At December 31, 2000, the Company employed 1,726 persons in the following categories:

             CATEGORY                                    NO. OF EMPLOYEES
             --------                                    ----------------
     Full time drivers                                        632
     Part time drivers and dock workers                       557
     Salaried and clerical                                    394
     Warehousemen                                              10
     Mechanics and Maintenance                                 82
     Sales and sales management                                51

     At December 31, 2000, the Company employed 192 linehaul drivers and 493 pick-up and delivery drivers. The Company selects its drivers based upon experience and driving records. Pursuant to DOT regulations, drivers are required to pass drug tests prior to employment and periodically thereafter. The trucking industry experiences driver shortages from time to time; however, the Company has maintained an adequate and qualified driver force. The Company compensates linehaul drivers on a per-mile basis. Pick-up and delivery drivers are compensated on an hourly basis.

     In addition to its employee drivers, the Company utilized approximately 67 linehaul drivers as of December 31, 2000, pursuant to an agreement with FHF Transportation, Inc. ("FHF"). These drivers operate tractors owned by the Company but are not employees of the Company. The Company makes payments to FHF based upon mileage.

     The Company supplements its linehaul fleet with the use of approximately 16 independent contractors. Because independent contractors provide their own tractors, independent contractors provide the Company with an alternative method of obtaining the use of additional revenue equipment with reduced capital investment. This approach reduces costs and maximizes flexibility by quickly providing additional linehaul capacity during periods of peak demand. Further, because independent contractors are compensated at a contracted rate per mile, the use of independent contractors helps the Company reduce fixed overhead and improve asset utilization. Independent contractors also allow the Company to better adjust to seasonal fluctuations in shipping volumes.

     Approximately 11% of the Company's employees are covered by two separate collective bargaining agreements relating to employees at the Company's North Salt Lake, Utah and Reno, Nevada service centers. Although these agreements cover most of the employees at these two facilities, less than half of these employees are actually members of unions. These unions are affiliated with the International Brotherhood of Teamsters, but the contracts are not tied to the Teamsters National Master Contract. The Company's agreement with North Salt Lake employees expires on November 30, 2002, and the Company's Agreement with Reno employees expires on November 30, 2003. Both agreements provide for automatic renewal from year to year after expiration, subject to the right of either party to cancel or terminate the agreement upon at least 60 days' notice prior to the date of expiration.

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

     The Company currently maintains liability insurance for bodily injury and property damage in the amount of $30 million, with a self retention amount of $250,000 per incident, and cargo insurance in the amount of $1 million, with a self retention amount of $100,000, per incident. An aggregate self retention amount of $250,000 per incident applies to incidents involving both liability and cargo claims. The Company maintains various insurance coverage on buildings and contents and is self-insured with respect to physical damage to other properties and equipment. The Company also maintains workers' compensation insurance in all states in which the Company operates. At December 31, 2000, there was no deductible in any state except Nevada, which has a $250,000 deductible. Subsequent to December 31, 2000, the Company modified the terms of its workers' compensation insurance to establish a deductible of $250,000 in all states other than Washington, which has no deductible.

REVENUE EQUIPMENT

     At December 31, 2000, the Company operated a fleet of 644 tractors and trucks and 2,526 trailers. The Company uses new linehaul tractors in linehaul operations for approximately five years. After five years of use, the Company trades in used linehaul tractors and purchases new linehaul tractors. The table below reflects, as of December 31, 2000, the average age of the type of equipment, and the number of respective units:

                                                             NUMBER        AVERAGE
     TYPE OF EQUIPMENT (CATEGORIZED BY PRIMARY USE)         OF UNITS         AGE
     ----------------------------------------------         --------       -------
     Linehaul tractors                                         225           2.3
     Pick-up and delivery tractors                             360           3.8
     Pick-up and delivery trucks                                59           6.2
     Trailers                                                2,526           6.5

     The Company lowers its cost structure through the use of 28 foot trailers in doubles combinations and, where permitted by state regulations, triples combinations in its linehaul operations. These 28 foot trailers allow for more direct loading and minimize handling costs and exposure. In addition, the Company improves linehaul trailer utilization and reduces potential damages and cargo claims expenses by using logistic deck trailers and pallet decks. This specialized equipment minimizes damage and maximizes trailer utilization.

     The Company maintains its revenue equipment through the use of its own maintenance facilities as well as outside vendors. The Company's service centers in Pico Rivera, Las Vegas, Reno, Denver, Phoenix, Portland and North Salt Lake have maintenance facilities. In addition to scheduled maintenance on its equipment, the Company also performs occasional equipment modifications designed to improve operating performance and reduce operating costs of equipment. All data regarding equipment costs, depreciation, mileage and maintenance are recorded on the Company's computer system, allowing management to access equipment records quickly and plan scheduled maintenance efficiently.

FUEL AVAILABILITY AND COST

     Fuel, excluding fuel taxes, comprised approximately 5.2% of the Company's total operating expenses during the year 2000. Generally, in order to obtain lower fuel costs and greater flexibility in fueling its fleet, the Company purchases its own fuel in bulk and requires its drivers to fuel at Company terminals. The Company emphasizes fuel economy through the use of modern, fuel-efficient equipment, driver and mechanic training programs and aerodynamic improvements. Although fuel constitutes a much lower percentage of costs to the Company than it would to a full truckload carrier, increases in fuel prices or fuel taxes, shortages of fuel or rationing of petroleum products could have a material adverse effect on the operations and profitability of the Company.

     Generally, in times of sharp fuel price increases, the Company implements fuel surcharges. Because of the highly competitive nature of the market for LTL services, the Company generally must wait for larger carriers to implement fuel surcharges before the Company can effectively implement fuel surcharges. The Company presently has a sliding scale fuel surcharge based on a fuel price index for the west coast. Due to increased fuel costs first occurring during the third quarter of 1999, the Company implemented a fuel surcharge in accordance with the fuel price index in order to limit the impact of fuel costs in future periods. The fuel surcharge remained in effect throughout the year 2000. The Company will respond to any further increases in fuel costs with corresponding increases in the fuel surcharge in accordance with the fuel price index. Although the fuel surcharge reduces the impact of rising fuel costs, increased fuel prices can nevertheless have an adverse effect on the operations and profitability of the Company due to the difficulty of imposing and collecting the surcharge.

COMPETITION

     The transportation industry is highly competitive on the basis of both price and service. The Company competes with regional, interregional and national LTL carriers and, to a lesser extent, with truckload carriers, railroads and overnight delivery companies. Several large LTL carriers operate within the Company's core service region. Some of the Company's competitors are divisions or subsidiaries of larger trucking companies, railroad companies or air delivery companies. Many of the Company's competitors have greater financial resources, more equipment and greater freight capacity than the Company. Certain carriers occasionally experience periods of overcapacity during which these carriers reduce prices in order to increase utilization of revenue equipment. The Company believes that it is able to compete effectively in its markets by providing high quality customized service at competitive prices.

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

     Interstate motor carrier operations are subject to safety requirements prescribed by the DOT. Such matters as weight and dimensions of equipment are also subject to federal and state regulation. The use of triple trailers is subject to state regulation and is prohibited by several states within the Company's core service region. The Company is subject to federal, state and local environmental laws and regulations governing the management of hazardous wastes, other discharge of pollutants into the air and surface and underground waters, and the disposal of certain substances. These regulations extend to the Company's above-ground and underground fuel storage tanks. The Company believes that all of its fuel storage tanks are in compliance with applicable regulations. The Company also believes that it is in material compliance with all other applicable environmental laws and regulations and does not believe that the cost of future compliance should have a material adverse effect on the Company's operations or financial condition.

ITEM 2. PROPERTIES

     The Company owns its executive offices, located in North Salt Lake, Utah, consisting of a two-story building of approximately 21,377 square feet. Of the 30 service centers used by the Company as of December 31, 2000, 11 were owned, 19 were leased. These facilities range in size according to the markets served. The Company has not experienced and does not anticipate difficulties in renewing existing leases on favorable terms or obtaining new facilities as and when required. The following table shows the location of each service center owned or leased by the Company as of December 31, 2000.

               LOCATION                       # OF DOORS        OWNED OR LEASED       LEASE EXPIRATION
               --------                       ----------        ---------------       ----------------
           Pico Rivera, CA                        102                Leased           December 2013
           Rialto, CA                              78                Owned
           North Salt Lake, UT                     77                Owned
           Denver, CO                              81                Owned
           Fremont, CA                             60                Leased           August 2007
           Portland, OR                            34                Owned
           Reno, NV                                88                Owned
           Sacramento, CA                          30                Owned
           Kent, WA                                30                Owned
           Boise, Idaho                            20                Leased           June 2002
           Phoenix, AZ                            118                Owned
           El Paso, TX                             20                Owned
           Las Vegas, NV                           20                Owned
           San Diego, CA                           20                Leased           May 2001
           Fresno, CA                              20                Leased           October 2001
           Albuquerque, NM                         12                Leased           October 2001
           Oxnard, CA                               9                Leased           Month-to-month
           Bakersfield, CA                          9                Leased           October 2002
           Tucson, AZ                              28                Leased           March 2004
           Medford, OR                              8                Leased           July 2002
           Spokane, WA                             11                Leased           December 2002
           Colorado Springs, CO                     7                Leased           August 2001
           Grand Junction, CO                      16                Leased           May 2003
           Twin Falls, ID                           6                Owned
           Dallas, TX                              23                Leased           May 2002
           Pocatello, ID                            2                Leased           September 2001
           Imperial, CA                             2                Leased           Month-to-month
           Flagstaff, AZ                            2                Leased           Month-to-month
           Redding, CA                              3                Leased           Month-to-month
           Eugene, OR                               8                Leased           November 2004

     The following additional property is owned by the Company but is not currently being used in its operations.

          Location      # of Doors    Owned or Leased
          --------      ----------    ---------------
          Denver, CO        36             Owned

     The Company also leases a sales office in Chicago pursuant to a lease that expires in November 2001. The Company's subsidiary, MCDS, leases an aggregate of 108,900 square feet of warehouse space in southern California pursuant to two leases that expired in January 2001 and February 2001. In addition, MCDS leases 82,300 square feet of warehouse space in York, Pennsylvania, pursuant to a lease that expires in June 2001, and 7,400 square feet of warehouse space in Las Vegas, Nevada pursuant to a month-to-month lease.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

     The Company did not submit any matter to a vote of security holders during the fourth quarter of 2000.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the Nasdaq Stock Market (National Market) under the symbol "CRGO". At March 8, 2001, there were approximately 450 holders of the common stock, including 36 shareholders of record.

     The following table sets forth the high and low sales prices for the Company's common stock as reported by the Nasdaq National Market System by quarter, for the years ended December 31, 2000 and 1999.

                                    YEAR ENDED
     QUARTER        ------------------------------------------
      ENDED         DECEMBER 31, 2000        DECEMBER 31, 1999
     -------        -----------------        -----------------
                    HIGH         LOW         HIGH         LOW
                    ----        -----        ----        -----
       3/31         5.375       4.000        $8.500     $4.000
       6/30         6.000       4.250         8.906      5.000
       9/30         6.125       4.500         8.500      6.125
      12/31         7.609       5.000         7.188      3.375

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

                      SELECTED CONSOLIDATED FINANCIAL DATA
                    (in thousands, except per share amounts)


                                                                                    Year ended December 31,
                                                         -------------------------------------------------------------------------
                                                           1996            1997            1998            1999            2000
                                                         ---------       ---------       ---------       ---------       ---------
STATEMENT OF EARNINGS DATA:
   Operating revenues                                    $  92,310       $ 105,381       $ 114,725       $ 125,310       $ 131,112
   Operating expenses
      Salaries, wages and benefits                          39,666          45,257          51,747          59,502          65,166
      Operating supplies and expenses                       14,947          15,706          15,974          20,342          21,812
      Purchased transportation                              14,164          15,389          17,974          15,580          11,870
      Operating taxes and licenses                           3,531           3,519           3,885           4,731           5,048
      Insurance and claims                                   2,785           4,478           3,651           3,826           3,381
      Depreciation and amortization                          6,578           6,998           7,928           8,822           8,772
      Communications and utilities                           1,784           1,896           1,924           2,023           2,176
      Building rents                                         1,540           1,745           2,365           3,043           3,423
      Gain on sale of equipment                                 71            (142)           (103)           (241)           (206)
                                                         ---------       ---------       ---------       ---------       ---------
         Total operating expenses                           85,066          94,836         105,345         117,628         121,442
                                                         ---------       ---------       ---------       ---------       ---------
         Operating income                                    7,244          10,545           9,380           7,682           9,670
   Other income (expense)
         Interest expense                                   (1,430)         (1,051)           (154)           (139)           (158)
         Other, net                                            (39)            (79)            223             110             988
                                                         ---------       ---------       ---------       ---------       ---------
   Earnings before income taxes                              5,853           9,573           9,449           7,653          10,500
   Income taxes                                              2,118           3,805           3,660           3,000           4,080
                                                         ---------       ---------       ---------       ---------       ---------
   Net earnings                                          $   3,735       $   5,768       $   5,789       $   4,653       $   6,420
                                                         =========       =========       =========       =========       =========
   Earnings per common share - basic and diluted                                         $     .83       $     .67       $     .95
   Weighted-average shares outstanding - diluted                                             6,992           6,941           6,739
   Pro forma (1)
      Earnings before income taxes                       $   5,853       $   9,573
      Income taxes                                           2,256           3,952
                                                         ---------       ---------
      Net earnings                                       $   3,597       $   5,621
                                                         =========       =========
      Earnings per common share - basic                  $    0.63       $    0.95
                                                         =========       =========
      Weighted-average shares outstanding - basic            5,820           5,939
                                                         =========       =========
      Earnings per common share - diluted                $    0.62       $    0.95
                                                         =========       =========
      Weighted-average shares outstanding - diluted          5,820           5,939
                                                         =========       =========

                                                                                       December 31,
                                                         -------------------------------------------------------------------------
                                                           1996            1997            1998            1999              2000
                                                         ---------       ---------       ---------       ---------       ---------
BALANCE SHEET DATA:
   Current assets                                        $  23,197       $  26,965       $  26,775       $  27,090       $  29,642
   Current liabilities                                      15,752          11,597          10,741          11,641          12,327
   Total assets                                             63,834          68,069          72,660          80,570          85,365
   Long-term obligations, less current maturities           16,820           6,492           5,390           8,021           8,015
   Total liabilities                                        37,794          24,618          23,386          26,929          27,864
   Stockholders' equity                                     26,040          43,451          49,275          53,641          57,501

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

OVERVIEW

RESULTS OF OPERATIONS

     The following table sets forth the percentage relationship of certain items to revenues for the periods indicated:

                                               Year ended December 31,
                                           --------------------------------
                                            1998         1999         2000
                                           ------       ------       ------
Operating revenues                         100.0%       100.0%       100.0%
Operating expenses
    Salaries, wages and benefits            45.1         47.5         49.7
    Operating supplies and expenses         13.9         16.2         16.6
    Purchased transportation                15.7         12.5          9.0
    Depreciation and amortization            6.9          7.0          6.7
    Insurance and claims                     3.2          3.1          2.6
    Operating taxes and licenses             3.4          3.8          3.9
    Communications and utilities             1.7          1.6          1.7
    Building rents                           2.0          2.4          2.6
    Gain on sale of equipment               (0.1)        (0.2)        (0.2)
                                           -----        -----        -----
          Total operating expenses          91.8         93.9         92.6
                                           -----        -----        -----
Operating income                             8.2          6.1          7.4
Other income (expense)
    Interest expense                        (0.1)        (0.1)        (0.1)
    Other, net                               0.2          0.1          0.7
                                           -----        -----        -----
Earnings before income taxes                 8.3          6.1          8.0
Income taxes                                 3.2          2.4          3.1
                                           -----        -----        -----
Net earnings                                 5.1%         3.7%         4.9%
                                           =====        =====        =====

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

     Operating revenues increased 4.6% in 2000 to $131.1 million from $125.3 million in 1999. The increase was primarily attributable to an improved yield on freight hauled, the benefit from a fuel surcharge and a reduction in lower-yield freight as a percentage of total tonnage as a result of the Company's account rationalization program.

     Average revenue per shipment increased 8.3% to $131.95 in 2000 compared to $121.82 in 1999. Revenue per hundredweight increased to $11.55 in 2000 from $11.02 for 1999. The number of shipments during 2000 decreased by 3.8% to 961,630, compared to 999,563 for 1999. Tonnage decreased by 0.6% to $549,285 in 2000, compared to 552,412 in 1999.

     The Company's warehouse and distribution management company, MCDS, contributed $4.7 million of the $131.1 million in operating revenues for the year ended December 31, 2000, compared to $4.1 million for the year ended December 31, 1999. The increase was due primarily to increased revenue from existing accounts as well as the addition of some smaller new accounts.

     As a percentage of operating revenues, salaries, wages, and benefits increased to 49.7% for the year ended December 31, 2000 from 47.5% for 1999. The increase was due primarily to the use of more Company line drivers instead of purchased transportation. The average number of full time line drivers employed by the Company increased approximately 29% to 161 during 2000, compared to 125 in 1999. At December 31, 2000, there were 187 full time line drivers compared to 145 on December 31, 1999. Salaries and wage rates increased approximately 4% in 2000 compared to 1999.

     Operating supplies and expenses increased to 16.6% of operating revenue in 2000 compared to 16.2% in 1999. Contributing to this increase were the costs of fuel, parts, tires and repairs associated with the increased use of Company owned vehicles instead of purchased transportation during 2000. In addition, the price of fuel averaged approximately $0.36 more per gallon during 2000 over 1999. Higher fuel prices resulted in additional costs of approximately $2.3 million, or 1.75% of operating revenues in 2000 compared to 1999. Other costs including agent commissions were reduced in 2000 compared to 1999. This was partially the result of converting two agencies to Company-owned facilities during the second half of 1999 and the conversion of two additional agencies in the second half of 2000.

     Purchased transportation decreased to 9.0% of operating revenues in 2000 from 12.5% in 1999. The Company reduced the miles driven by purchased transportation, while increasing the miles driven by Company owned vehicles and employee line drivers. As mentioned above, cost for wages, fuel, parts and repairs related to the increased Company driven miles partially offset the reduction in purchased transportation.

     Depreciation expense has been reduced to 6.7% of operating revenue in 2000 from 7.0% in 1999. While depreciation expense increased in buildings and furnishings resulting from the completion of the new terminal facilities in Phoenix and Reno, depreciation expense for revenue equipment was reduced by improved utilization of tractors used both on the line during the night and in pick-up and delivery service in the city during the day.

     Insurance and claims decreased to 2.6 % of operating revenues in 2000 from 3.1% in 1999. Claims expense for damaged freight was reduced by slightly less than 0.5% of revenue in 2000 compared to 1999. Also, fewer accidents occurred and claim settlement amounts were smaller during 2000 compared to 1999. Frequency of accidents per million miles decreased to 4.8 during 2000 from 6.4 in 1999.

     Building rents increased to 2.6% of operating revenues in 2000 compared to 2.4% in 1999. This was due primarily to lease payments for additional facilities in Fremont, California and Boise, Idaho, as well as continuing lease payments on unused facilities in Chicago, Illinois, Benicia, California and Boise, Idaho for the majority of the year. All leases on unused facilities expired prior to the end of the year 2000.

     Total operating expense decreased to 92.6% of operating revenues for 2000, compared to 93.9% for 1999.

     Net earnings increased 38% to 6.4 million for year 2000, compared to 4.7 million for 1999. Excluding unusual items, consisting primarily of a gain from the sale of the Newark terminal facility, net earnings increased 26% to 5.9 million. Earnings per diluted share increased to $0.95 in 2000, compared to $0.67 in 1999. Excluding unusual items, earnings per diluted share were $0.87 for 2000.

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

     As a percentage of operating revenues, salaries, wages, and benefits increased to 47.5% for the year ended December 31, 1999 from 45.1% for 1998. Salaries and wage rates increased approximately 4% in 1999 compared to 1998. The increase was due primarily to reduced yield in revenue as evidenced by the reduction in average revenue per bill and increased staffing of full time employees with their associated benefits. Additional line drivers were employed allowing a reduction in the use of purchased transportation.

     Operating supplies and expenses, which include agent commissions, tires, parts, repairs and fuel and other general operating expenses, increased in 1999 to 16.2% of operating revenue, compared to 13.9% for 1998. The increase was primarily attributable to increased expenses, such as fuel, parts, tires and repairs, associated with the shift from using purchased transportation to using more Company trailers and drivers.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity have been funds provided by operations and bank borrowings. Net cash provided by operating activities was approximately $12.6 million, $11.7 million and $15.3 million in 1998, 1999 and 2000, respectively. Net cash provided by operating activities is primarily attributable to the Company's earnings before depreciation and amortization expense.

     Capital expenditures net of disposed property totaled approximately $12.6 million, $16.0 million and $11.2 million during 1998, 1999 and 2000, respectively. The majority of the Company's capital expenditures net of disposition is financed with cash provided by operating activities and long-term debt. The Company's budget for total capital expenditures net of disposed property is approximately $12.5 million for 2001. These capital expenditures will consist primarily of the construction and acquisition of terminal facilities and the acquisition of revenue equipment.

     Net cash used in financing activities was $1.1 million in 1998 and $2.3 million was provided by financing activities in 1999. In 2000, net cash of $2.6 million was used by financing activities. At December 31, 2000, the Company had outstanding long-term obligations (including current maturities) consisting of approximately $8.1 million, most of which comprised obligations for purchase of revenue equipment. See Note F to the Company's Consolidated Financial Statements.

     The Company leases a small portion of the revenue equipment used in its operations. At December 31, 2000, the Company's future minimum lease payments under operating leases relating to equipment amounted to $8.4 million. See Note D to the Company's Consolidated Financial Statements.

     The Company is a party to a loan agreement with Zions First National Bank ("Zions"). The loan agreement provides for a revolving line of credit in an amount not exceeding $5 million. The loan agreement provides for the issuance of letters of credit and may be used for this purpose, as well as to fund the working capital needs of the Company. As of December 31, 2000, there was no outstanding balance under this revolving line of credit.

     Zions has also provided a second revolving line of credit to the Company in an amount not to exceed $20 million. The Company intends to use amounts available under this credit facility, if necessary, primarily to purchase equipment used in operations. As of December 31, 2000, the Company had $6.9 million in loans outstanding under this facility.

     All amounts outstanding under the two loan facilities described above accrue interest at a variable rate established from time to time by Zions. The Company does have the option, however, to request that specific advances accrue interest at a fixed rate quoted by Zions, subject to certain prepayment restrictions. All amounts outstanding under the two loan facilities are collateralized by the Company's inventory, chattel paper, accounts receivable and equipment now owned or hereafter acquired by the Company.

     In 1999, the Company announced a share repurchase program whereby the Board of Directors of the Company authorized the repurchase of up to 700,000 shares. As of December 31, 2000, a total of 511,500 shares had been repurchased by the Company for approximately $2.9 million.

INFLATION

     Inflation has had a minimal effect upon the Company's profitability in recent years. Most of the Company's operating expenses are inflation sensitive, with inflation generally producing increased costs of operation. Although the Company historically has been able to pass through most increases in fuel prices and taxes to customers in the form of fuel surcharges or higher rates, the Company generally must wait for larger carriers to implement fuel surcharges before the Company can effectively implement fuel surcharges. Fuel prices increased significantly during the third quarter of 1999. Accordingly, the Company implemented a fuel surcharge in mid-August of 1999 to limit the impact of fuel costs in future periods. The fuel surcharge remained in effect throughout the year 2000. Although the fuel surcharge reduces the impact of rising fuel costs, increased fuel prices can nevertheless have an adverse effect on the operations and profitability of the Company due to the difficulty of imposing and collecting the surcharge. See Item 1 "Business-Fuel Availability and Cost." The Company expects that inflation will affect its costs no more than it affects those of other regional LTL carriers.

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

ENVIRONMENTAL HAZARDS

     The Company's operations are subject to various environmental laws and regulations dealing with the transportation, storage, presence, use, disposal, and handling of hazardous materials and hazardous wastes, discharge of stormwater, and underground fuel storage tanks. The Company transports certain commodities that are or may be deemed hazardous substances. The Company also currently maintains above-ground and underground fuel storage tanks on several of its properties. The Company is not aware of any fuel spills or hazardous substance contamination on its properties that would have a material adverse effect on the Company, and the Company believes that its operations are in material compliance with existing environmental laws and regulations. If, however, the Company should be involved in a fuel spill, or a spill or other accident involving hazardous substances, if any such substances were found on the Company's properties, or if the Company were found to be in violation of applicable laws and regulations, the Company could be responsible for clean-up costs, property damage, and fines or other penalties, any one of which could have a materially adverse effect on the Company.

OTHER FACTORS

     In addition to the factors described above, the Company may be adversely affected by a number of other matters and uncertainties, including: (i) changes in demand for LTL carrier services; (ii) potential legislation and regulatory changes; (iii) changes in competitive conditions in the Company's service region; and (iv) increases in the cost of compliance with regulations, including environmental regulations.

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


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information to be included under the caption "Election of Directors" in the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A of the Exchange Act in connection with the 2001 Annual Meeting of Shareholders of the Company (the "Proxy Statement") is incorporated herein by reference.

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


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS

(a)(1)   Consolidated Financial Statements

         Report of Independent Certified Public Accountants                     F-1
         Consolidated Balance Sheets at December 31, 2000 and 1999              F-2

         Consolidated Statements of Earnings for the years ended
         December 31, 2000, 1999 and 1998                                       F-4

         Consolidated Statement of Stockholders' Equity for the
         years ended December 31, 2000, 1999 and 1998                           F-5

         Consolidated Statements of Cash Flows for the years
         ended December 31, 2000, 1999 and 1998                                 F-6

         Notes to Consolidated Financial Statements                             F-8

(a)(2) Schedules are omitted because they are not required or are not applicable or the required information is shown in the financial statements or notes thereto

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

 10.1     Loan Agreement, dated November 25, 1998, between the Company, Motor
          Cargo and Zions First National Bank (filed as Exhibit 10.1 to the
          Company's Annual Report for 1998 on Form 10-K and incorporated herein by reference).

 10.2     $20,000,000 Promissory Note, dated September 22, 2000, to the order of
          Zions First National Bank.*

 10.3     $5,000,000 Promissory Note, dated September 22, 2000, to the order of
          Zions First National Bank.*

 10.4     1997 Stock Option Plan (filed as Exhibit 10.2 to the Company's
          Registration Statement on Form S-1 (File No. 333-37211) and incorporated herein by reference).(1)

 10.5     1999 Stock Option Plan for Non-Employee Directors (filed as Exhibit
          10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference).(1)

 10.6     Pension Plan of Employees of Motor Cargo and Trust Agreement (filed as
          Exhibit 10.3 to the Company's Registration Statement on Form S-1 (File
          No. 333-37211) and incorporated herein by reference).(1)

 10.7 Restricted Stock Agreement, dated October 2, 1997, between the Company and Louis V. Holdener (filed as Exhibit 10.5 to the Company's
          Registration Statement on Form S-1 (File No. 333-37211) and incorporated herein by reference).(1)

 10.8     Form of Salary Continuation Agreement (filed as Exhibit 10.12 to the
          Company's Registration Statement on Form S-1 (File No. 333-37211) and incorporated herein by reference).(1)

 10.9     Management Agreement between the Company and FHF Transportation, Inc.
          (filed as Exhibit 10.18 to the Company's Registration Statement on
          Form S-1 (file No. 333-37211 and incorporated herein by reference).

 10.10 Master Truck Agreement 2000-2003, between Motor Cargo, Reno, Nevada and Teamsters, Chauffeurs, Warehousemen & Helpers and Professional
          Clerical, Public and Miscellaneous Employees, Local Union No. 533, affiliated with the International Brotherhood of Teamsters.*

 10.11 Master Truck Agreement between Motor Cargo, Salt Lake City, Utah and the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America, Local Union No. 222 (filed as Exhibit 10.16 to the Company's Annual Report for 1999 on Form 10-K and incorporated herein by reference).

 21       Subsidiaries of the Company (filed as Exhibit 21 to the Company's
          Registration Statement on Form S-1 (file No. 333-37211) and incorporated herein by reference).

 23       Consent of Grant Thornton LLP.*


-------------------
(1) Management contracts and compensatory plans and arrangements identified pursuant to Item 14(a)(3) of Form 10-K.

*    Filed with this report.

(b)  REPORTS ON FORM 8-K

     Not Applicable.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        MOTOR CARGO INDUSTRIES, INC.



Date: March 22, 2001               By /s/ Lynn H. Wheeler
                                      ----------------------------------
                                      Lynn H. Wheeler
                                      Vice President and Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date: March 22, 2001                 By /s/ Harold R. Tate
                                        ----------------------------------
                                        Harold R. Tate, Director and
                                        Chairman of the Board


Date: March 22, 2001                 By /s/ Marshall R. Rate
                                        ----------------------------------
                                        Marshall L. Tate, Director
                                        (Principal Executive Officer)


Date: March 22, 2001                 By /s/ Lynn H. Wheeler
                                        ----------------------------------
                                        Lynn H. Wheeler, Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)


Date: March 22, 2001                 By /s/ Marvin L. Friedland
                                        ----------------------------------
                                        Marvin L. Friedland, Director


Date: March 22, 2001                 By /s/ Robert Anderson
                                        ----------------------------------
                                        Robert Anderson, Director


Date: March 22, 2001                 By /s/ James Clayburn La Force, Jr.
                                        ----------------------------------
                                        James Clayburn La Force, Jr., Director

                              REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Motor Cargo Industries, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheets of Motor Cargo Industries, Inc. and Subsidiaries (the Company) as of December 31, 2000 and 1999, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Motor Cargo Industries, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


                                        /s/ Grant Thornton LLP

Salt Lake City, Utah
January 25, 2001

                  Motor Cargo Industries, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                  December 31,

                                     ASSETS

                                                               2000              1999
                                                           ------------      ------------
CURRENT ASSETS
      Cash and cash equivalents (Note E)                   $  7,033,681      $  5,508,809
      Receivables (Notes B, E and L)                         18,124,930        16,570,062
      Prepaid expenses                                        2,112,198         2,720,084
      Supplies inventory (Note E)                               637,289           568,430
      Deferred income taxes (Note G)                          1,734,000         1,723,000
                                                           ------------      ------------
                  Total current assets                       29,642,098        27,090,385

PROPERTY AND EQUIPMENT, AT COST
    (Notes C, F and L)                                      106,185,662        99,459,949
      Less accumulated depreciation
         and amortization                                    51,851,119        46,644,471
                                                           ------------      ------------
                                                             54,334,543        52,815,478
Other assets
      Advances for purchase of real property (Note L)           787,695                --
      Other, net                                                600,552           664,321
                                                           ------------      ------------
                                                              1,388,247           664,321
                                                           ------------      ------------
                                                           $ 85,364,888      $ 80,570,184
                                                           ============      ============

        The accompanying notes are an integral part of these statements.

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                       2000             1999
                                                                    -----------      -----------
CURRENT LIABILITIES
      Current maturities of long-term obligations (Note F)          $   119,152      $   109,151
      Accounts payable                                                2,854,290        3,361,660
      Accrued liabilities (Note N)                                    7,477,843        6,323,095
      Accrued claims (Note O)                                         1,440,438        1,727,391
      Income taxes payable                                              435,366          119,931
                                                                    -----------      -----------
                  Total current liabilities                          12,327,089       11,641,228

LONG-TERM OBLIGATIONS, less current
    maturities (Notes E and F)                                        8,015,125        8,020,523

DEFERRED INCOME TAXES (Note G)                                        7,522,000        7,267,000

COMMITMENTS AND CONTINGENCIES
    (Notes D, E, F, H, I, K, and L)                                          --               --

STOCKHOLDERS' EQUITY (Notes F, I and M)
      Preferred stock, no par value; Authorized -
         25,000,000 shares - none issued                                     --               --
      Common stock, no par value; Authorized -
         100,000,000 shares - issued and outstanding
         6,474,140 shares in 2000 and 6,925,040 shares in 1999        9,288,785       11,849,600
      Retained earnings                                              48,211,889       41,791,833
                                                                    -----------      -----------
                                                                     57,500,674       53,641,433
                                                                    -----------      -----------
                                                                    $85,364,888      $80,570,184
                                                                    ===========      ===========

                  Motor Cargo Industries, Inc. and Subsidiaries

                       CONSOLIDATED STATEMENTS OF EARNINGS

                             Year ended December 31,

                                                        2000                1999                1998
                                                    -------------       -------------       -------------
Operating revenues                                  $ 131,111,694       $ 125,309,633       $ 114,724,798
                                                    -------------       -------------       -------------
Operating expenses
      Salaries, wages and benefits                     65,165,617          59,502,114          51,746,567
      Operating supplies and expenses                  21,811,961          20,341,773          15,973,557
      Purchased transportation                         11,870,030          15,580,049          17,975,515
      Operating taxes and licenses                      5,047,912           4,730,417           3,884,923
      Insurance and claims                              3,381,287           3,826,130           3,651,217
      Depreciation and amortization                     8,772,064           8,822,260           7,927,663
      Communications and utilities                      2,175,548           2,022,974           1,923,707
      Building and equipment rents                      3,423,529           3,043,136           2,365,006
      Gain on sale of equipment                          (206,060)           (241,084)           (103,110)
                                                    -------------       -------------       -------------
                  Total operating expenses            121,441,888         117,627,769         105,345,045
                                                    -------------       -------------       -------------
                  Operating income                      9,669,806           7,681,864           9,379,753
Other income (expense)
      Interest expense                                   (157,880)           (138,810)           (153,673)
      Other, net (Note L)                                 988,130             110,029             222,781
                                                    -------------       -------------       -------------
                                                          830,250             (28,781)             69,108
                                                    -------------       -------------       -------------
                  Earnings before income taxes         10,500,056           7,653,083           9,448,861
Income taxes (Note G)                                   4,080,000           3,000,000           3,660,000
                                                    -------------       -------------       -------------
                  Net earnings                      $   6,420,056       $   4,653,083       $   5,788,861
                                                    =============       =============       =============
Earnings per common share - basic                   $        0.95       $        0.67       $        0.83
                                                    =============       =============       =============
Weighted-average shares outstanding - basic             6,734,734           6,938,365           6,987,820
                                                    =============       =============       =============
Earnings per common share - diluted                 $        0.95       $        0.67       $        0.83
                                                    =============       =============       =============
Weighted-average shares outstanding - diluted           6,738,766           6,940,656           6,991,820
                                                    =============       =============       =============

        The accompanying notes are an integral part of these statements.

                  Motor Cargo Industries, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                  Years ended December 31, 2000, 1999 and 1998

                                             Preferred Stock             Common Stock
                                         ---------------------     -------------------------
                                           Number                   Number                          Retained
                                         of shares     Amount      of shares       Amount            earnings             Total
                                         ---------     -------     ---------    ------------       ------------       ------------
Balance, January 1, 1998                     --        $   --      6,990,000    $ 12,101,298       $ 31,349,889       $ 43,451,187

Vesting of 5,000 shares pursuant to
    Restricted Stock Agreement
    (Note M)                                 --            --             --          60,625                 --             60,625

Cashless repurchase of shares for
    income tax withholding (Note M)          --            --         (2,180)        (26,433)                --            (26,433)

Net earnings for the year                    --            --             --              --          5,788,861          5,788,861
                                           ----        ------     ----------    ------------       ------------       ------------
Balance, December 31, 1998                   --            --      6,987,820      12,135,490         37,138,750         49,274,240

Vesting of 5,000 shares pursuant to
    Restricted Stock Agreement
    (Note M)                                 --            --             --          40,000                 --             40,000

Cashless repurchase of shares for
    income tax withholding (Note M)          --            --         (2,180)        (17,440)                --            (17,440)

Repurchase of shares (Note M)                --            --        (60,600)       (308,450)                --           (308,450)

Net earnings for the year                    --            --             --              --          4,653,083          4,653,083
                                           ----        ------     ----------    ------------       ------------       ------------
Balance, December 31, 1999                   --            --      6,925,040      11,849,600         41,791,833         53,641,433

Vesting of 5,000 shares pursuant to
    Restricted Stock Agreement
    (Note M)                                 --            --             --          23,750                 --             23,750

Repurchase of shares (Note M)                --            --       (450,900)     (2,584,565)                --         (2,584,565)

Net earnings for the year                    --            --             --              --          6,420,056          6,420,056
                                           ----        ------     ----------    ------------       ------------       ------------
Balance, December 31, 2000                   --        $   --      6,474,140    $  9,288,785       $ 48,211,889       $ 57,500,674
                                           ====        ======     ==========    ============       ============       ============


         The accompanying notes are an integral part of this statement.

                  Motor Cargo Industries, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Year ended December 31,

                                                                     2000               1999                1998
                                                                  ------------       ------------       ------------
Increase (decrease) in cash and cash equivalents
      Cash flows from operating activities
           Net earnings                                           $  6,420,056       $  4,653,083       $  5,788,861
                                                                  ------------       ------------       ------------
           Adjustments to reconcile net earnings
               to net cash provided by operating activities
                  Depreciation and amortization                      8,772,064          8,822,260          7,927,663
                  Provision for losses on receivables                  314,000            282,100            217,500
                  Gain on disposition of property
                      and equipment                                 (1,345,307)          (241,084)          (103,110)
                  Amortization of unrecognized
                      pension obligation                                 5,790              5,790              5,790
                  Provision for claims                               2,150,171          2,635,771          4,703,340
                  Deferred income taxes                                244,000           (346,000)           942,000
                  Charge associated with stock
                      issuance to an officer                            23,750             40,000             60,625
                  Changes in assets and liabilities
                      Receivables                                     (365,301)        (2,669,188)        (1,228,754)
                      Prepaid expenses                                 607,886            (89,668)          (220,892)
                      Supplies inventory                               (68,859)          (108,719)            43,787
                      Other assets                                      52,100           (179,789)           (52,044)
                      Accounts payable                                (507,370)           403,289            939,194
                      Accrued liabilities and claims                (1,282,376)        (2,285,240)        (6,535,214)
                      Income taxes                                     315,435            742,579             60,385
                                                                  ------------       ------------       ------------
                             Total adjustments                       8,915,983          7,012,101          6,760,270
                                                                  ------------       ------------       ------------
                             Net cash provided by
                                 operating activities               15,336,039         11,665,184         12,549,131
                                                                  ------------       ------------       ------------
      Cash flows from investing activities
           Purchase of property and equipment                      (12,180,324)       (16,764,220)       (13,720,140)
           Proceeds from disposition of property
               and equipment                                         3,240,381            761,809          1,160,558
           Advances for purchase of real property                   (2,291,262)                --                 --
                                                                  ------------       ------------       ------------
                             Net cash used in
                                 investing activities              (11,231,205)       (16,002,411)       (12,559,582)
                                                                  ------------       ------------       ------------

                                   (Continued)

                  Motor Cargo Industries, Inc. and Subsidiaries

                             Year ended December 31,

                                                                     2000               1999                1998
                                                                  ------------       ------------       ------------
Cash flows from financing activities
      Repurchase of common stock                                    (2,584,565)          (308,450)                --
      Proceeds from issuance of long-term
         obligations                                                   113,755          2,742,822                 --
      Principal payments on long-term
         obligations                                                  (109,152)          (102,990)        (1,091,597)
                                                                  ------------       ------------       ------------
                             Net cash provided by (used in)
                                 financing activities               (2,579,962)         2,331,382         (1,091,597)
                                                                  ------------       ------------       ------------
                             Net increase (decrease) in cash
                                 and cash equivalents                1,524,872         (2,005,845)        (1,102,048)

Cash and cash equivalents at beginning of year                       5,508,809          7,514,654          8,616,702
                                                                  ------------       ------------       ------------
Cash and cash equivalents at end of year                          $  7,033,681       $  5,508,809       $  7,514,654
                                                                  ============       ============       ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the year for
      Interest                                                    $    158,677       $    137,953       $    154,751
      Income taxes                                                   3,425,000          2,593,128          2,537,933


NONCASH INVESTING AND FINANCING ACTIVITIES

During 2000, in connection with the 5,000 shares issued per the restricted stock agreement, the Company recognized compensation expense of $23,750.

During 1999, in connection with the 5,000 shares issued per the restricted stock agreement, the Company recognized compensation expense of $40,000 and redeemed 2,180 shares valued at $17,440 as tax withholdings.

During 1998, in connection with the 5,000 shares issued per the restricted stock agreement, the Company recognized compensation expense of $60,625 and redeemed 2,180 shares valued at $26,433 as tax withholdings.

        The accompanying notes are an integral part of these statements.

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A summary of significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

     1.   BUSINESS ACTIVITY

     The Company is a regional less-than-truckload carrier that provides transportation and logistics services to shippers within its core service region.

     2.   PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Motor Cargo Industries, Inc. (MCI) and its wholly-owned subsidiary, Motor Cargo and its wholly-owned subsidiaries, MC Leasing, Inc., MC Distribution Services, Inc. and ICC, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

     3.   FINANCIAL STATEMENT PRESENTATION

     In preparing the Company's financial statements, in accordance with accounting principles generally accepted in the United States, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Significant estimates include accrued claims and allowance for doubtful accounts.

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

     8.   INSURANCE COVERAGE AND ACCRUED CLAIMS

     The Company is self-insured for health costs, cargo damage claims, and automobile and general liability claims up to $70,000, $100,000 and $250,000, respectively, per single occurrence. The Company also maintains workers' compensation insurance, with no deductible except for the state of Nevada, which deductible is $250,000 per occurrence.

     The Company estimates and accrues a liability for its share of final settlements using all available information including the services of a third-party insurance risk claims administrator to assist in establishing reserve levels for each occurrence based on the facts and circumstances of the incident coupled with the Company's history of such claims. The Company accrues for workers' compensation and automobile liabilities when reported, usually the same day as the occurrence. Additionally, the Company accrues an estimated liability for incurred but not reported claims. Expense depends upon actual loss experience and changes in estimates of settlement amounts for open claims which have not been fully resolved. The Company provides for adverse loss developments in the period when new information becomes available.

     9.   REVENUE RECOGNITION

     Freight charges are generally recognized as revenue in the period when the shipment is complete or the services are rendered. Revenue from in-transit freight is recognized on a percentage-of-completion basis, based on the average transit time for that period. Expenses associated with the operating revenue are recognized when incurred.

     10.  PREPAID TIRES

     The Company capitalizes tires purchased with new equipment and depreciates them over the estimated useful life of the equipment (5-10 years). Replacement tires are expensed upon placement into service.

     11.  EARNINGS PER SHARE

     The Company follows the provisions of Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS No. 128). SFAS No. 128 requires the presentation of basic and diluted EPS. Basic EPS are calculated by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding during each period. Diluted EPS are similarly calculated, except that the weighted-average number of common shares outstanding includes common shares that may be issued subject to existing rights with dilutive potential.

     12.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair value of the Company's cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate carrying value due to the short-term maturity of the instruments. The fair value of long-term obligations approximate carrying value based on their effective interest rates compared to current market prices.

     13.  CERTAIN RECLASSIFICATIONS

     Certain nonmaterial reclassifications have been made to the 1999 and 1998 financial statements to conform to the 2000 presentation.

NOTE B - RECEIVABLES

     Receivables consist of the following:

                                                              2000               1999
                                                          ------------       ------------
     Trade receivables                                    $ 16,441,275       $ 17,004,970
     Advances for purchase of real property (Note L)         1,503,567                 --
     Other receivables                                         719,791            210,707
                                                          ------------       ------------
                                                            18,664,633         17,215,677
     Allowance for doubtful accounts                          (539,703)          (645,615)
                                                          ------------       ------------
                                                          $ 18,124,930       $ 16,570,062
                                                          ============       ============

     The history of the allowance for doubtful accounts is as follows:

                                       2000            1999            1998
                                     ---------       ---------       ---------
     Balance, beginning of year      $ 645,615       $ 641,264       $ 572,801
     Provisions for losses             314,000         282,100         217,500
     Write-offs, net                  (419,912)       (277,749)       (149,037)
                                     ---------       ---------       ---------
     Balance, end of year            $ 539,703       $ 645,615       $ 641,264
                                     =========       =========       =========

NOTE C - PROPERTY AND EQUIPMENT

     Cost of property and equipment and estimated useful lives are as follows:

                                                2000              1999             Years
                                            ------------      ------------      -------------
     Land                                   $  6,430,385      $  7,130,385           --
     Buildings                                17,599,772        18,492,100         20-45
     Revenue equipment                        57,549,237        56,850,948          5-10
     Service cars and equipment                  727,155           697,909          3-10
     Shop and garage equipment                   282,030           264,075          3-10
     Office furniture and fixtures             2,831,581         2,670,329          3-10
     Other property and equipment             10,731,472         9,904,137          3-10
     Leasehold improvements                    4,088,859         3,450,066      Life of lease
     Construction in progress (Note L)         5,945,171                --           --
                                            ------------      ------------
                                            $106,185,662      $ 99,459,949
                                            ============      ============

NOTE D - LEASES

     The Company leases buildings and revenue equipment under operating lease agreements. The following is a schedule of future minimum lease payments under operating leases at December 31, 2000:

                                                                                Total
     Year ending December 31,                Buildings        Equipment         leases
     ------------------------               -----------      -----------      -----------
        2001                                $ 1,867,800      $ 1,663,958      $ 3,531,758
        2002                                  1,198,525        1,470,307        2,668,832
        2003                                  1,076,972        1,450,420        2,527,392
        2004                                  1,013,926        1,154,301        2,168,227
        2005                                    955,615        1,137,271        2,092,886
        Thereafter                            5,624,692        1,533,516        7,158,208
                                            -----------      -----------      -----------
           Total minimum lease payments     $11,737,530      $ 8,409,773      $20,147,303
                                            ===========      ===========      ===========

     The leases generally provide that property taxes, insurance, and maintenance expenses are obligations of the Company. It is expected that in the normal course of business, operating leases that expire will be renewed or replaced by leases on other properties or equipment. The total rent expense for the years ended December 31, 2000, 1999, and 1998, was approximately $4,270,000, $3,043,000 and $2,365,000, respectively.

NOTE E - REVOLVING BANK LOAN

     The Company has a revolving bank loan. Under the loan agreement, borrowings are limited to the lesser of 70 percent of allowable trade receivables, or $5,000,000. Any outstanding amounts accrue interest at .25 percentage points below the lending institution's prime rate, and are payable monthly. No principal payments are required until maturity (April 2002) as long as the loan does not exceed the required limits. The agreement is collateralized by cash and cash equivalents, receivables, supplies inventory, and all documents, instruments, and chattel paper now owned or hereafter acquired by the Company. At December 31, 2000 and 1999, there were no draws against the loan.

     The Company has an additional line of credit with a limit of $20,000,000 as of December 31, 2000 and 1999. This line is collateralized by revenue equipment. As of December 31, 2000 and 1999, there was $6,853,577 and $6,739,822, respectively, drawn against the line (Note F).

NOTE F - LONG-TERM OBLIGATIONS

     Long-term obligations consist of the following:

                                                                                        2000                1999
                                                                                     -----------         -----------
     Prime less .25% (9.5% at December 31, 2000) note payable on a revolving loan (up to $20,000,000) to a bank, due in 2002, interest payments due monthly and unpaid balance of principal due in 2002, collateralized by
       revenue equipment (Note E)                                                    $ 6,853,577         $ 6,739,822

     8.75-8.85% notes payable to a corporation, due in 2003, payable in monthly installments of $18,964, including interest, balloon payment of $971,258
       due at maturity, collateralized by land and buildings                           1,280,700           1,389,852
                                                                                     -----------         -----------
                                                                                       8,134,277           8,129,674
     Less current maturities                                                             119,152             109,151
                                                                                     -----------         -----------
                                                                                     $ 8,015,125         $ 8,020,523
                                                                                     ===========         ===========

     Maturities of long-term obligations at December 31, 2000 are as follows:

          Year ending December 31,
          ------------------------
               2001                               $   119,152
               2002                                 6,983,647
               2003                                 1,031,478
               Thereafter                                  --
                                                  -----------
                                                  $ 8,134,277
                                                  ===========

     The revolving bank loan agreements contain various restrictive covenants including provisions relating to the maintenance of net worth, earnings to debt ratio, and liability insurance coverage. As of December 31, 2000, the Company was in compliance with all covenants under the revolving bank loan agreements.

NOTE G - INCOME TAXES

     Income tax expense consists of the following:

                           2000              1999              1998
                        -----------       -----------       -----------
     Current
           Federal      $ 3,203,871       $ 2,825,541       $ 2,280,862
           State            632,129           520,459           437,138
                        -----------       -----------       -----------
                          3,836,000         3,346,000         2,718,000
                        -----------       -----------       -----------
     Deferred
           Federal          202,856          (287,744)          781,860
           State             41,144           (58,256)          160,140
                        -----------       -----------       -----------
                            244,000          (346,000)          942,000
                        -----------       -----------       -----------
                        $ 4,080,000       $ 3,000,000       $ 3,660,000
                        ===========       ===========       ===========

     The income tax provision reconciled to the tax computed at the federal statutory rate of 34 percent is as follows:

                                                            2000            1999            1998
                                                         ----------      ----------      ----------
     Federal income taxes at statutory rate              $3,570,000      $2,602,000      $3,212,000
     State income taxes, net of federal tax benefit         452,000         332,000         392,000
     All other                                               58,000          66,000          56,000
                                                         ----------      ----------      ----------
                                                         $4,080,000      $3,000,000      $3,660,000
                                                         ==========      ==========      ==========

     Deferred tax assets and liabilities consist of the following:

                                                   2000            1999
                                                ----------      ----------
     Current deferred tax assets
           Allowance for doubtful accounts      $  206,000      $  247,000
           Vacation accrual                        640,000         572,000
           Accrued claims                          582,000         609,000
           Deferred revenue                        306,000         295,000
                                                ----------      ----------
     Net current deferred tax assets            $1,734,000      $1,723,000
                                                ==========      ==========

                                                         2000              1999
                                                      -----------       -----------
     Long-term deferred tax assets (liabilities)
           Unfunded pension                           $        --       $   (35,000)
           Accrued compensation                           203,000           111,000
           Equipment temporary differences             (7,725,000)       (7,343,000)
                                                      -----------       -----------
     Net long-term deferred tax liability             $(7,522,000)      $(7,267,000)
                                                      ===========       ===========

     The Company's deferred tax assets result from temporary timing differences between financial and tax reporting standards. For accrued expenses, the deferred tax assets are expected to reverse in the period the Company pays the expenses. For the allowance for doubtful accounts, the deferred tax asset reverses when the accounts are written off. Finally, the deferred tax asset for deferred revenue reverses when the Company recognizes the revenue for financial reporting purposes. Considering the Company's history of positive earnings, no valuation allowance against the deferred tax assets is considered necessary.

NOTE H - EMPLOYEE BENEFIT PLANS

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

                                                                              Pension Benefits
                                                               ------------------------------------------------
                                                                  2000               1999                1998
                                                               -----------        -----------        -----------
     Change in benefit obligation
           Benefit obligation at beginning of year             $ 5,689,892        $ 5,449,623        $ 4,413,501
           Service cost                                            321,147            407,540            268,884
           Interest cost                                           419,407            348,756            346,433
           Actuarial loss (gain)                                  (366,697)          (347,746)           586,993
           Benefits paid                                          (195,598)          (168,281)          (166,188)
                                                               -----------        -----------        -----------
           Benefit obligation at end of year                   $ 5,868,151        $ 5,689,892        $ 5,449,623
                                                               ===========        ===========        ===========

                                                                              Pension Benefits
                                                               ------------------------------------------------
                                                                  2000               1999                1998
                                                               -----------        -----------        -----------
     Change in plan assets
           Fair value of plan assets at beginning of year      $ 6,236,581        $ 5,328,226        $ 4,929,225
           Actual return on plan assets                           (337,970)           837,636            440,189
           Employer contribution                                   328,000            239,000            125,000
           Benefits paid                                          (195,598)          (168,281)          (166,188)
                                                               -----------        -----------        -----------
           Fair value of plan assets at end of year            $ 6,031,013        $ 6,236,581        $ 5,328,226
                                                               ===========        ===========        ===========
     Funded status
           Plan assets over (under) benefit obligation         $   162,862        $   546,669        $  (121,397)
           Unrecognized net actuarial gain                        (393,798)          (950,210)          (206,611)
           Unrecognized net transition amount                       52,281             58,071             63,861
                                                               -----------        -----------        -----------
           Accrued pension cost                                $  (178,655)       $  (345,470)       $  (264,147)
                                                               ===========        ===========        ===========


     The components of net periodic pension cost are as follows:

           Service cost                                        $   321,147        $   407,540        $   268,884
           Interest cost                                           419,407            348,756            346,433
           Expected return on plan assets                         (585,159)          (441,763)          (440,189)
           Amortization of prior service cost                        5,790              5,790              4,588
                                                               -----------        -----------        -----------
           Net periodic pension cost                           $   161,185        $   320,323        $   179,716
                                                               ===========        ===========        ===========

     Weighted-average assumptions as of December 31,
           Discount rate                                              7.50%              7.50%              6.50%
           Expected return on plan assets                             8.00               8.00               6.50
           Rate of compensation increase                                --                 --                 --

     2.   401(k) PROFIT-SHARING PLAN

     The Company has a qualified 401(k) profit-sharing plan (the Plan) for its employees. All employees who have completed one year of service with the Company are eligible to participate in the Plan. Under the Plan, employees are allowed to make contributions of between 1 percent and 15 percent of their annual compensation. The Company matches certain percentages of employee contributions up to 6 percent of the employee's annual compensation, depending on the Company's operating ratio. All amounts contributed by a participant are fully vested at all times. A participant becomes vested over time and is fully vested in any Company matching contributions after 7 years of service. Expenses for Company contributions approximated $495,000, $421,000 and $475,000, for the years ended December 31, 2000, 1999 and 1998, respectively.

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

     In October 1997, the Company's Board of Directors and stockholders adopted the Motor Cargo Industries, Inc. 1997 Stock Option Plan (the 1997 Option
     Plan). The Company reserved 500,000 shares of common stock under the 1997 Option Plan. Accordingly, the Board of Directors has approved the granting of options under the Option Plan as follows:

     Directors, officers and key employees have been granted options to acquire 365,000 shares of common stock. The options were originally granted at $12.00 to $12.50 per share, which was the market price of the Company's common shares on the date granted. The options vest periodically through January of 2003. The options expire upon the earlier of an expiration date fixed by the committee responsible for the administering of the Plan or 10 years from the date of the grant.

     During 1999, all original stock option agreements under the 1997 Option Plan were canceled and new options were granted at an exercise price of $7.50 per share, which was the market price of the Company's common stock on the date reissued. Because of the immediate reissuance of the new options at a reduced exercise price, the reissued options are accounted for as variable stock options under APB Opinion No. 25. Variable stock options require compensation cost to be adjusted at the end of each reporting period based on the change in the intrinsic value of the variable stock options. As of December 31, 2000, no adjustment to compensation cost is necessary.

     During 2000, the Company granted an additional 41,300 options under the 1997 Option Plan. These options were granted at an exercise price of $4.69, which was the market price of the Company's common shares on the date granted. The options vest periodically through February of 2004. The options expire upon the earlier of an expiration date fixed by the committee responsible for administering the Plan or 10 years from the date of the grant.

     Changes to the Company's stock options are as follows:

                                                        Exercise price     Weighted-average
                                     Stock options        per share         exercise price
                                     -------------     ---------------     ----------------
     Outstanding at
        January 1, 1998                 249,500        $         12.00          $12.00
           Granted                       42,000                  12.50           12.50
           Exercised                         --                     --              --
           Canceled/expired                  --                     --              --
                                      ---------
     Outstanding at
        December 31, 1998               291,500         12.00 to 12.50           12.07
           Granted                      400,000                   7.50            7.50
           Exercised                         --                     --              --
           Canceled/expired            (291,500)        12.00 to 12.50           12.07
                                      ---------
     Outstanding at
        December 31, 1999               400,000                   7.50            7.50
           Granted                       41,300                   4.69            4.69
           Exercised                         --                     --              --
           Canceled/expired             (85,000)          4.69 to 7.50            7.37
                                      ---------
     Outstanding at
        December 31, 2000               356,300        $ 4.69 to 7.50           $ 7.21
                                      =========        ==============           ======
     Exercisable at
        December 31, 2000                79,750        $         7.50           $ 7.50
                                      =========        ==============           ======


     No stock options were exercisable at December 31, 1999. 62,375 stock options were exercisable at $12.00 per share at December 31, 1998.

     Additional information about stock options outstanding and exercisable at December 31, 2000 is as follows:

     OPTIONS OUTSTANDING

                                                                         Weighted-average
                           Number            Weighted-average         remaining contractual
     Exercise price      outstanding          exercise price               life (years)
     --------------      -----------         ---------------          ---------------------
         $4.69              41,300               $ 4.69                        9.1
         $7.50             315,000               $ 7.50                        8.1
                           -------
                           356,300
                           =======

     OPTIONS EXERCISABLE

                           Number            Weighted-average
     Exercise price      exercisable          exercise price
     --------------      -----------         ----------------
         $7.50             79,750                 $ 7.50

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

                                                      2000             1999             1998
                                                  -----------      -----------      -----------
     Net earnings
           As reported                            $ 6,420,056      $ 4,653,083      $ 5,788,861
           Pro forma                                6,122,235        4,326,056        5,337,141
     Net earnings per common share - basic
           Net earnings                           $      0.95      $      0.67      $      0.83
           Pro forma                                     0.91             0.62             0.76

     Net earnings per common share - diluted
           Net earnings                           $      0.95      $      0.67      $      0.83
           Pro forma                                     0.91             0.62             0.76

     The fair value of these options was estimated at the date of grant using the Black-Scholes American option-pricing model with the following weighted-average assumptions for 2000, 1999 and 1998, respectively: expected volatility of 78, 79 and 67 percent; risk-free interest rate of 6.68, 5.03 and 5.65 percent; and expected life of 7.5 for each of the three years. The weighted-average fair value of options granted was $3.65, $5.79 and $8.90 in 2000, 1999 and 1998, respectively.

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

NOTE J - EARNINGS PER COMMON SHARE

                                                        2000             1999             1998
                                                     ----------       ----------       ----------
     Common shares outstanding at
        beginning of period                           6,925,040        6,987,820        6,990,000

     Weighted average common shares issued
        during the period                                    --               --               --

    Weighted average common shares repurchased
        during the period                              (190,306)         (49,455)          (2,180)
                                                     ----------       ----------       ----------
     Weighted average number of common
         shares used in basic EPS                     6,734,734        6,938,365        6,987,820

     Dilutive effect of stock options                     4,032            2,291            4,000
                                                     ----------       ----------       ----------
     Weighted average number of common
         shares and dilutive potential common
         stock used in diluted EPS                    6,738,766        6,940,656        6,991,820
                                                     ==========       ==========       ==========


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

     The Company separately contracts with the participants to pay stated benefits substantially equivalent to those received or available under the insurance policies upon retirement, death, or permanent disability. The expense incurred for the years ended December 31, 2000, 1999 and 1998, was approximately $64,000, $58,000 and $54,000, respectively.


NOTE L - COMMITMENTS AND CONTINGENCIES

     1.   PURCHASE OF PROPERTY AND EQUIPMENT

     During 2000, the Company made advances toward the purchase of property and the construction of a new terminal in Denver, Colorado. In December 2000, the Company sold a vacant terminal in Newark, California, resulting in a gain of $1,139,247, which is included in other income. To facilitate an income tax-deferred exchange relating to these two terminals, the Company placed the proceeds from the sale of the Newark, California terminal in an escrow account until the completion of construction of the Denver terminal.

     At December 31, 2000, the Company included $4,285,650 incurred on the construction of the Denver terminal in construction in progress. Funds remaining in escrow at December 31, 2000 total $2,291,262. Of these funds, $787,695 is committed under the construction contract and is included in other assets. The remaining $1,503,567 in escrow represents advanced costs in excess of the amounts committed under the construction contract that will be returned to the Company and is included in receivables.

     At December 31, 2000, the Company has outstanding purchase orders for revenue equipment totaling approximately $6,143,000.

     2.   LETTERS OF CREDIT

     At December 31, 2000, the Company had outstanding letters of credit totaling $1,430,000 ($1,280,000 at December 31, 1999). There were no draws against these letters of credit during any of the periods presented.

     3.   LITIGATION

     The Company is involved in litigation arising in the normal course of business. It is not possible to state the ultimate liability, if any, in these matters. In the opinion of management, such litigation will have no material effect on the financial position and results of operations of the Company, in excess of amounts accrued.

NOTE M - CAPITAL TRANSACTIONS

     In October 1997, the Company's Board of Directors awarded an officer of the Company 20,000 shares of the Company's common stock. The award was made pursuant to a Restricted Stock Agreement which states that 20,000 shares of the Company's common stock will be issued in the officer's name. The Company will hold the certificates for the shares, which will be released in four installments, each consisting of 25 percent of the shares issued based on the officer's continued employment. In the event the officer voluntarily ceases his employment with the Company or the Company terminates his employment for cause, the shares not previously released will be forfeited. Termination of employment by the Company without cause, or termination due to disability or death will result in the prompt release of some or all shares not previously released, depending upon the date of the relevant event. During 2000, 1999 and 1998, 5,000 shares vested annually, resulting in compensation expense in the amount of $23,750, $40,000 and $60,625, respectively. Of the 5,000 shares vested during 1999, 2,180 shares were simultaneously redeemed by the Company. The remaining 2,820 shares were released to the officer's name. All of the 5,000 shares vested during 2000 were released to the officer's name.

     During the first quarter of 1999, the Company announced a share repurchase program. The Board of Directors of the Company authorized the repurchase of up to 700,000 shares of outstanding common stock. As of December 31, 2000, a total of 511,500 shares had been repurchased by the Company for approximately $2,893,000.

NOTE N - ACCRUED LIABILITIES

     Accrued liabilities consist of the following:

                                                2000            1999
                                             ----------      ----------
     Salaries, wages, and payroll taxes      $3,361,440      $2,611,473
     Accrued employee benefits                1,471,197       1,353,340
     Vacation accrual                         1,671,317       1,498,511
     All other                                  973,889         859,771
                                             ----------      ----------
                                             $7,477,843      $6,323,095
                                             ==========      ==========

NOTE O - ACCRUED CLAIMS

     The history of accrued claims is as follows:

                                          2000              1999              1998
                                       -----------       -----------       -----------
     Balance at beginning of year      $ 1,727,391       $ 1,382,085       $ 2,956,911
     Provision                           2,150,171         2,635,711         4,703,340
     Claims                             (2,437,124)       (2,290,405)       (6,278,166)
                                       -----------       -----------       -----------
     Balance at end of year            $ 1,440,438       $ 1,727,391       $ 1,382,085
                                       ===========       ===========       ===========


NOTE P - QUARTERLY FINANCIAL RESULTS (UNAUDITED)

     Quarterly financial results for the years ended December 31, 2000 and 1999 are as follows:

                                                                                   Earnings        Earnings
                                                                                  per common       per common
                              Operating          Operating           Net           share -          share -
            2000               revenues           income           earnings        basic (2)      diluted (2)
     -----------------       ------------      ------------      ------------     ----------      -----------
     First quarter           $ 30,382,899      $  1,096,810      $    672,011      $   0.10         $   0.10
     Second quarter            31,773,871         2,674,895         1,635,128          0.24             0.24
     Third quarter             34,097,502         2,789,605         1,715,278          0.26             0.26
     Fourth quarter (1)        34,857,422         3,108,496         2,397,639          0.37             0.37
                             ------------      ------------      ------------
                             $131,111,694      $  9,669,806      $  6,420,056      $   0.95         $   0.95
                             ============      ============      ============      ========         ========

                                                                               Earnings        Earnings
                                                                              per common       per common
                           Operating          Operating           Net           share -          share -
            1999           revenues           income           earnings        basic (2)      diluted (2)
     -----------------   ------------      ------------      ------------     ----------      -----------
     First quarter       $ 28,730,830      $  1,192,608      $    721,206      $   0.10         $   0.10
     Second quarter        32,353,017         2,455,998         1,497,638          0.22             0.22
     Third quarter         32,614,188         1,852,961         1,120,273          0.16             0.16
     Fourth quarter        31,611,598         2,180,297         1,313,966          0.19             0.19
                         ------------      ------------      ------------
                         $125,309,633      $  7,681,864      $  4,653,083      $   0.67         $   0.67
                         ============      ============      ============      ========         ========

     (1) Fourth quarter 2000 net earnings includes unusual items comprised primarily of a net gain of approximately $541,000 resulting from the sale of a terminal during that quarter.

     (2) Earnings per common share is computed independently for each of the quarters presented. Therefore, due to rounding, the sum of the quarterly earnings per common share do not necessarily equal the total for the year.

                                  EXHIBIT INDEX

EXHIBIT
NUMBER    EXHIBITS
-------   --------
  3.1     Articles of Incorporation of the Company (filed as Exhibit 3.1 to the
          Company's Registration Statement on Form S-1 (File No. 333-37211) and
          incorporated herein by reference).

  3.2     Bylaws of the Company (filed as Exhibit 3.2 to the Company's
          Registration Statement on Form S-1 (File No. 333-37211) and incorporated herein by reference).

 10.1     Loan Agreement, dated November 25, 1998, between the Company, Motor
          Cargo and Zions First National Bank (filed as Exhibit 10.1 to the
          Company's Annual Report for 1998 on Form 10-K and incorporated herein by reference).

 10.2     $20,000,000 Promissory Note, dated September 22, 2000, to the order of
          Zions First National Bank.*

 10.3     $5,000,000 Promissory Note, dated September 22, 2000, to the order of
          Zions First National Bank.*

 10.4     1997 Stock Option Plan (filed as Exhibit 10.2 to the Company's
          Registration Statement on Form S-1 (File No. 333-37211) and incorporated herein by reference).(1)

 10.5     1999 Stock Option Plan for Non-Employee Directors (filed as Exhibit
          10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference).(1)

 10.6     Pension Plan of Employees of Motor Cargo and Trust Agreement (filed as
          Exhibit 10.3 to the Company's Registration Statement on Form S-1 (File
          No. 333-37211) and incorporated herein by reference).(1)

 10.7 Restricted Stock Agreement, dated October 2, 1997, between the Company and Louis V. Holdener (filed as Exhibit 10.5 to the Company's
          Registration Statement on Form S-1 (File No. 333-37211) and incorporated herein by reference).(1)

 10.8     Form of Salary Continuation Agreement (filed as Exhibit 10.12 to the
          Company's Registration Statement on Form S-1 (File No. 333-37211) and incorporated herein by reference).(1)

 10.9     Management Agreement between the Company and FHF Transportation, Inc.
          (filed as Exhibit 10.18 to the Company's Registration Statement on
          Form S-1 (file No. 333-37211) and incorporated herein by reference).

 10.10 Master Truck Agreement 2000-2003, between Motor Cargo, Reno, Nevada and Teamsters, Chauffeurs, Warehousemen & Helpers and Professional
          Clerical, Public and Miscellaneous Employees, Local Union No. 533, affiliated with the International Brotherhood of Teamsters.*

 10.11 Master Truck Agreement between Motor Cargo, Salt Lake City, Utah and the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America, Local Union No. 222 (filed as Exhibit 10.16 to the Company's Annual Report for 1999 on Form 10-K and incorporated herein by reference).

 21       Subsidiaries of the Company (filed as Exhibit 21 to the Company's
          Registration Statement on Form S-1 (file No. 333-37211) and incorporated herein by reference).

 23       Consent of Grant Thornton LLP.*


-------------------

(1) Management contracts and compensatory plans and arrangements identified pursuant to Item 14(a)(3) of Form 10-K.

*    Filed with this report.