Form 10-Q
period 2001-03-31
MOTOR CARGO INDUSTRIES INC
filed 2001-05-14
CIK 1047073

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    --------
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2001

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ___________ to __________


                        Commission file number 000-23341


                          MOTOR CARGO INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)



         UTAH                                                87-0406479
-------------------------------                     ---------------------------
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

Yes   X    No
     ---      ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On April 30, 2001, there were 6,473,140 outstanding shares of the Registrant's Common Stock, no par value.

===============================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  MOTOR CARGO INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

           March 31, 2001 (unaudited) and December 31, 2000 (audited)

                                     ASSETS

                                                                                   March 31,               December 31,
                                                                                     2001                      2000
                                                                                ------------               ------------
                                                                                 (unaudited)                 (audited)

CURRENT ASSETS
     Cash and cash equivalents                                                  $  4,093,726               $  7,033,681
     Receivables, net                                                             18,651,148                 18,124,930
     Prepaid expenses                                                              1,662,421                  2,112,198
     Supplies inventory                                                              594,276                    637,289
     Deferred income taxes                                                         1,734,000                  1,734,000
                                                                                ------------               ------------

           Total current assets                                                   26,735,571                 29,642,098

PROPERTY AND EQUIPMENT, AT COST                                                  108,200,111                106,185,662

     Less accumulated depreciation
        and amortization                                                          53,730,751                 51,851,119
                                                                                ------------               ------------
                                                                                  54,469,360                 54,334,543


Other assets

     Advances for purchase of real property                                          187,457                    787,695
     Other, net                                                                      598,519                    600,552
                                                                                ------------               ------------
                                                                                     785,976                  1,388,247
                                                                                ------------               ------------
                                                                                $ 81,990,907               $ 85,364,888
                                                                                ============               ============


        The accompanying notes are an integral part of these statements.

                  MOTOR CARGO INDUSTRIES, INC. AND SUBSIDIARIES

           March 31, 2001 (unaudited) and December 31, 2000 (audited)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                                   March 31,            December 31,
                                                                                                     2001                   2000
                                                                                                  -----------            -----------
                                                                                                  (unaudited)             (audited)
CURRENT LIABILITIES
     Current maturities of long-term obligations                                                  $   121,792            $   119,152
     Accounts payable                                                                               2,176,679              2,854,290
     Accrued liabilities                                                                            7,022,896              7,477,843
     Accrued claims                                                                                 1,312,553              1,440,438
     Income taxes payable                                                                           1,042,512                435,366
                                                                                                  -----------            -----------
               Total current liabilities                                                           11,676,432             12,327,089

LONG-TERM OBLIGATIONS, less current
   maturities                                                                                       4,130,092              8,015,125

DEFERRED INCOME TAXES                                                                               7,522,000              7,522,000

COMMITMENTS AND CONTINGENCIES                                                                            --                     --

STOCKHOLDERS' EQUITY
     Preferred stock, no par value; Authorized -
        25,000,000 shares - none issued                                                                  --                     --
     Common stock, no par value; Authorized -
        100,000,000 shares; issued and outstanding 6,473,140
        shares in 2001 and 6,474,140 shares in 2000                                                 9,281,281              9,288,785
     Retained earnings                                                                             49,381,102             48,211,889
                                                                                                  -----------            -----------
                                                                                                   58,662,383             57,500,674
                                                                                                  -----------            -----------
                                                                                                  $81,990,907            $85,364,888
                                                                                                  ===========            ===========


        The accompanying notes are an integral part of these statements.

                  MOTOR CARGO INDUSTRIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

                          Three months ended March 31,
                                   (Unaudited)


                                                                                               2001                        2000
                                                                                           ------------                ------------
Operating revenues                                                                         $ 32,904,263                $ 30,382,899
                                                                                           ------------                ------------
Operating expenses
     Salaries, wages and benefits                                                            17,396,533                  15,474,363
     Operating supplies and expenses                                                          5,289,248                   5,071,526
     Purchased transportation                                                                 2,674,215                   2,891,056
     Operating taxes and licenses                                                             1,279,960                   1,155,574
     Insurance and claims                                                                       796,818                     977,206
     Depreciation and amortization                                                            2,161,864                   2,317,392
     Communications and utilities                                                               595,628                     536,410
     Building rents                                                                             782,586                     862,562
     Loss (gain) on sale of equipment                                                               451                     (51,712)
                                                                                           ------------                ------------
               Total operating expenses                                                      30,977,303                  29,234,377
                                                                                           ------------                ------------
               Operating income                                                               1,926,960                   1,148,522
Other income (expense)
     Interest expense                                                                           (33,967)                    (54,481)
     Other, net                                                                                  24,914                      15,096
                                                                                           ------------                ------------
                                                                                                 (9,053)                    (39,385)
                                                                                           ------------                ------------
               Earnings before income taxes                                                   1,917,907                   1,109,137
Income taxes                                                                                    748,696                     437,126
                                                                                           ------------                ------------

               Net earnings                                                                $  1,169,211                $    672,011
                                                                                           ============                ============

Earnings per common share - basic                                                          $       0.18                $       0.10
                                                                                           ============                ============
Weighted-average shares outstanding - basic                                                   6,473,251                   6,888,525
                                                                                           ============                ============
Earnings per common share - diluted                                                        $       0.18                $       0.10
                                                                                           ============                ============
Weighted-average shares outstanding - diluted                                                 6,486,198                   6,888,525
                                                                                           ============                ============






        The accompanying notes are an integral part of these statements.

                  MOTOR CARGO INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                          Three months ended March 31,
                                   (Unaudited)



                                                                                                        2001                2000
                                                                                                     -----------        -----------
Increase (decrease) in cash and cash equivalents
     Cash flows from operating activities
         Net earnings                                                                                $ 1,169,211        $   672,011
                                                                                                     -----------        -----------
         Adjustments to reconcile net earnings to net cash provided by operating activities

               Depreciation and amortization                                                           2,161,864          2,317,393
               Provision for losses on receivables                                                        65,000             62,000
               Loss (gain) on disposition of
                  property and equipment                                                                     451            (51,712)
               Provision for claims                                                                      633,342            814,988
               Deferred income taxes                                                                        --                  438
               Charge associated with stock issuance to officer
                                                                                                          33,750             23,750
               Changes in operating assets and liabilities
                  Receivables                                                                           (591,218)         1,271,686
                  Prepaid expenses                                                                       449,780            459,095
                  Supplies inventory                                                                      43,013             39,766
                  Other assets                                                                               143            107,125
                  Accounts payable                                                                      (677,613)        (1,203,286)
                  Accrued liabilities and claims                                                      (1,249,921)        (1,237,388)
                  Income taxes payable                                                                   607,146            424,138
                                                                                                     -----------        -----------

                        Total adjustments                                                              1,475,737          3,027,993
                                                                                                     -----------        -----------

                        Net cash provided by operating activities                                      2,644,948          3,700,004
                                                                                                     -----------        -----------

Cash flows from investing activities
     Purchase of property and equipment                                                               (1,760,304)        (2,313,887)
     Proceeds from disposition of property
        and equipment                                                                                     65,300            245,690
                                                                                                     -----------        -----------
                        Net cash used in
                            investing activities                                                      (1,695,004)        (2,068,197)
                                                                                                     -----------        -----------


                                   (Continued)

                  MOTOR CARGO INDUSTRIES, INC. AND SUBSIDIARIES

                          Three months ended March 31,
                                   (Unaudited)


                                                                                                     2001                  2000
                                                                                                 -----------            -----------
Cash flows from financing activities
     Principal payments on long-term
        obligations                                                                               (3,882,394)              (766,219)
     Repurchase of shares                                                                             (7,504)              (578,637)
                                                                                                 -----------            -----------

                        Net cash used in financing activities                                     (3,889,898)            (1,344,856)
                                                                                                 -----------            -----------
                           Net increase (decrease) in
                            cash and cash equivalents                                             (2,939,954)               286,951

Cash and cash equivalents at beginning of period                                                   7,033,680              5,508,809
                                                                                                 -----------            -----------
Cash and cash equivalents at end of period                                                       $ 4,093,726            $ 5,795,760
                                                                                                 ===========            ===========

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the period for
     Interest                                                                                    $    37,074            $    51,008
     Income taxes                                                                                    136,750                 11,550


NONCASH INVESTING AND FINANCING ACTIVITIES

During the first quarter of 2001, purchases of property and equipment were $2,360,542, of which $600,238 was a noncash application of advances made in 2000 for the purchase of real property.

During the first quarter of 2001, in connection with the issuance of 5,000 shares pursuant to a restricted stock agreement, the Company recognized compensation expense of $33,750.

During the first quarter of 2000, in connection with the issuance of 5,000 shares pursuant to a restricted stock agreement, the Company recognized compensation expense of $23,750.

        The accompanying notes are an integral part of these statements.

                  MOTOR CARGO INDUSTRIES, INC. AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

The interim consolidated financial information included herein is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary to the fair presentation of the consolidated financial position, results of operations, and cash flows for the interim periods. The consolidated financial statements should be read in conjunction with the Notes to consolidated financial statements included in the audited consolidated financial statements for Motor Cargo Industries, Inc. (the "Company") for the year ended December 31, 2000, which are included in the Company's Annual Report on Form 10-K for such year (the "2000 10-K"). Results of operations for interim periods are not necessarily indicative of annual results of operations. The consolidated balance sheet at December 31, 2000, was extracted from the Company's audited consolidated financial statements contained in the 2000 10-K, and does not include all disclosures required by generally accepted accounting principles for annual consolidated financial statements.

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


                                                                      FOR THE QUARTER ENDED MARCH 31, 2001
                                                              EARNINGS                SHARES               EARNINGS
                                                            (NUMERATOR)            (DENOMINATOR)           PER-SHARE
                                                            -----------            -------------           ---------
           BASIC EPS

           Net earnings                                    $  1,169,211               6,473,251              $  0.18
                                                                                                             =======
           EFFECT OF DILUTIVE SECURITIES

           Stock options                                         --                      12,947
                                                           -------------           ------------
           DILUTED EPS

           Net earnings                                    $  1,169,211               6,486,198              $  0.18
                                                           =============           =============               =====


                                                                      FOR THE QUARTER ENDED MARCH 31, 2000
                                                              EARNINGS                SHARES               EARNINGS
                                                            (NUMERATOR)            (DENOMINATOR)           PER-SHARE
                                                            -----------            -------------           ---------
           BASIC EPS

           Net earnings                                    $    672,011               6,888,525              $  0.10
                                                                                                             =======
           EFFECT OF DILUTIVE SECURITIES

           Stock options                                         --                      --
                                                           -------------           -------------
           DILUTED EPS

           Net earnings                                    $    672,011               6,888,525              $  0.10
                                                           =============           =============             =======


CHANGES IN STOCKHOLDERS EQUITY

During the quarter ended March 31, 2001, the Company repurchased 1,000 shares of Common Stock for $7,504.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The purpose of this section is to discuss and analyze the Company's consolidated financial condition, liquidity and capital resources and results of operations. This analysis should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 (the "2000 10-K").

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

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated the percentage of operating revenues represented by certain items in the Company's consolidated statements of earnings:



                                                                                 THREE MONTHS ENDED
                                                                                      MARCH 31,
                                                                              -----------------------
                                                                                2001           2000
                                                                               -------       -------
Operating revenues                                                               100.0%        100.0%
                                                                               -------       -------
Operating expenses

    Salaries, wages and benefits                                                  52.9          50.9
    Operating supplies and expenses                                               16.1          16.7
    Purchased transportation                                                       8.1           9.5
    Operating taxes and licenses                                                   3.9           3.8
    Insurance and claims                                                           2.4           3.2
    Depreciation and amortization                                                  6.5           7.6
    Communications and utilities                                                   1.8           1.8
    Building rents                                                                 2.4           2.9
                                                                               -------       -------
          Total operating expenses                                                94.1          96.4
                                                                               -------       -------
Operating income                                                                   5.9           3.6
Other income (expense)
    Interest expense                                                              (0.1)         (0.2)
    Other, net                                                                     0.1           0.2
                                                                               -------       -------
Earnings before income taxes                                                       5.9           3.6
Income taxes                                                                       2.3           1.4
                                                                               -------       -------
Net earnings                                                                       3.6%          2.2%
                                                                               =======       =======

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

     Operating revenues increased 8.3% to $32.9 million for the three months ended March 31, 2001, compared to $30.4 million for the first three months of 2000. The increase was primarily attributable to increased tonnage, as well as an improved yield due to increased rates and a reduction in lower yield freight as a percentage of total tonnage. The number of shipments during the first quarter of 2001 increased by 0.6% to 233,643, compared to 232,332 for the first quarter of 2000. Tonnage increased by 7.7% to 137,626, compared to 127,823 for the first quarter of 2000.

     Of the $32.9 million in operating revenues for the three months ended March 31, 2001, $1.4 million was attributable to the Company's warehousing and distribution company, MCDS. This represents a 27.0% increase in revenues for MCDS from $1.1 million during the first quarter of 2000. This increase was attributable to growth in the volume of services provided to existing customers.

     As a percentage of operating revenues, salaries, wages and benefits increased to 52.9%, for the first quarter of 2001, from 50.9% for the first quarter of 2000. This 2 percentage point increase was due primarily to an increase in linehaul driver wages and benefits associated with shifting to the use of more Company drivers and less use of purchased transportation. The use of more Company drivers resulted in a reduction in the expense incurred by the Company for purchased transportation. In addition, approximately one-half of the 2 percentage point increase in salaries, wages and benefits was the result of increased medical insurance costs.

     Purchased transportation decreased to 8.1% of operating revenues for the quarter ended March 31, 2001, compared to 9.5% for the same period of 2000. This
1.4 percentage point reduction was the result of replacing a portion of purchased transportation with Company drivers and equipment. Corresponding increases were incurred in expense categories related to drivers and equipment such as wages, benefits, operating supplies and expenses, depreciation, licenses and taxes.

     Operating supplies and expenses decreased to 16.1% of operating revenues for the quarter ended March 31, 2001, compared to 16.7% for the same period in 2000. Expenses were reduced in various categories, the most significant of which was the reduction of agent commissions due to the conversion of two independent agent facilities to company-owned facilities in the latter part of 2000. These reductions were offset partially by the increased expenses associated with the operation and maintenance of company-owned equipment used instead of purchased transportation.

     Building rents decreased to 2.4% of revenue for the first quarter of 2001, compared to 2.9% for the first quarter of 2000. Higher building rents in the first quarter of 2000 were due primarily to lease payments for additional facilities in Fremont, California and Boise, Idaho, as well as continuing lease payments on unused facilities in Chicago, Illinois, Benicia, California and Boise, Idaho. All leases on unused facilities expired prior to the end of the year 2000.

     Total operating expenses decreased to 94.1% of operating revenues for the three months ended March 31, 2001 from 96.4% for the same period in 2000.

     As a percentage of revenue, net earnings increased 74.0% to $1,169,000 for the three months ended March 31, 2001, compared to $672,000 for the same period in 2000. Net earnings per weighted average share outstanding increased to $0.18 for the first quarter of 2001 compared to $0.10 for the same period of 2000. Weighted average shares outstanding were 6,473,251 during the first quarter of 2001, compared to 6,888,525 for the first quarter of 2000, due to the repurchase of shares by the Company pursuant to its share repurchase program.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity are funds provided by operations and bank borrowings. Net cash provided by operating activities was approximately $2.6 million for the first three months of 2001, compared to $3.7 million for the corresponding period in 2000. Net cash provided by operating activities is primarily attributable to the Company's earnings before depreciation and amortization expense.

     Capital expenditures totaled approximately $2.4 million during the first three months of 2001. Capital expenditures during this period included approximately $1.3 million for revenue equipment, including tractors and trailers, and $0.9 million for terminal construction and facilities. During the first quarter of 2000, capital expenditures totaled $2.3 million, consisting of approximately $1.6 million for revenue equipment and $0.7 million for terminal construction and facilities.

     Net cash used in financing activities was $3.9 million for the three months ended March 31, 2001, compared to $1.3 million for the comparable period of 2000. At March 31, 2001, borrowings under long-term obligations totaled approximately $4.3 million, compared to $7.4 million as of March 31, 2000.

     The Company is a party to a loan agreement with a bank that provides for a revolving line of credit in an amount not exceeding $5 million. The loan agreement provides for the issuance of letters of credit and may be used for this purpose, as well as to fund the working capital needs of the Company. As of March 31, 2001 and 2000, there was no outstanding balance under this revolving line of credit.

     The same bank has also provided a second revolving line of credit to the Company in an amount not to exceed $20 million. The Company intends to use amounts available under this credit facility, if necessary, primarily to purchase equipment used in operations and terminal facilities. As of March 31, 2001 and 2000, there was $3.0 million and $6.0 million, respectively, outstanding under this facility.

     All amounts outstanding under the two loan facilities described above accrue interest at a variable rate established from time to time by the bank. The Company does have the option, however, to request that specific advances accrue interest at a fixed rate quoted by the bank subject to certain prepayment restrictions. All amounts outstanding under the two loan facilities are collateralized by the Company's inventory, chattel paper, accounts receivable and equipment now owned or hereafter acquired by the Company.

     During the first quarter of 1999, the Company announced a share repurchase program. The Board of Directors of the Company authorized the repurchase of up to 700,000 shares. As of March 31, 2001, a total of 512,500 shares had been repurchased by the Company for approximately $2.9 million.

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

     There are a number of risks and uncertainties that could cause actual results to differ materially from those set forth in, contemplated by or underlying the forward-looking statements contained in this report. These risks include, but are not limited to, economic factors and fuel price fluctuations, the availability of employee drivers and independent contractors, risks associated with geographic expansion, capital requirements, claims exposure and insurance costs, competition and environmental hazards. Each of these risks and certain other uncertainties are discussed in more detail in the 2000 10-K. There may also be other factors, including those discussed elsewhere in this report, that may cause the Company's actual results to differ from the forward-looking statements. Any forward-looking statements made by or on behalf of the Company should be considered in light of these factors.

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

               None

     (b) No report on Form 8-K was filed during the quarter for which this report is filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           MOTOR CARGO INDUSTRIES, INC.


                            /S/ LYNN H. WHEELER
                           -----------------------------------------------------
                           LYNN H. WHEELER
                           Vice President of Finance and Chief Financial Officer (Authorized Signatory and
                           Principal Financial and Accounting Officer)



Date:  May 14, 2001