Form 10-Q
period 2001-06-30
MOTOR CARGO INDUSTRIES INC
filed 2001-08-10
CIK 1047073

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    --------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 2001

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

Yes /X/    No / /

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On July 31, 2001, there were 6,473,140 outstanding shares of the Registrant's Common Stock, no par value.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  MOTOR CARGO INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

            June 30, 2001 (unaudited) and December 31, 2000 (audited)

                                     ASSETS

                                                             June 30,           December 31,
                                                               2001                 2000
                                                           ------------         ------------
                                                           (unaudited)            (audited)
CURRENT ASSETS
    Cash and cash equivalents                              $  6,386,009         $  7,033,681
    Receivables, net                                         17,398,977           18,124,930
    Prepaid expenses                                          1,696,578            2,112,198
    Supplies inventory                                          642,219              637,289
    Deferred income taxes                                     1,734,000            1,734,000
                                                           ------------         ------------
             Total current assets                            27,857,783           29,642,098

PROPERTY AND EQUIPMENT, AT COST                             108,020,551          106,185,662

    Less accumulated depreciation and amortization           51,202,751           51,851,119
                                                           ------------         ------------
                                                             56,817,800           54,334,543
OTHER ASSETS
    Advances for purchase of real property                           --              787,695
    Other, net                                                  609,486              600,552
                                                           ------------         ------------
                                                                609,486            1,388,247
                                                           ------------         ------------
                                                           $ 85,285,069         $ 85,364,888
                                                           ============         ============

        The accompanying notes are an integral part of these statements.

                  MOTOR CARGO INDUSTRIES, INC. AND SUBSIDIARIES

            June 30, 2001 (unaudited) and December 31, 2000 (audited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                     June 30,           December 31,
                                                                       2001                 2000
                                                                    -----------         ------------
                                                                    (unaudited)           (audited)
CURRENT LIABILITIES
    Current maturities of long-term obligations                     $   124,491         $   119,152
    Accounts payable                                                  3,217,103           2,854,290
    Accrued liabilities                                               8,140,551           7,477,843
    Accrued claims                                                    1,432,519           1,440,438
    Income taxes payable                                                581,738             435,366
                                                                    -----------         -----------
             Total current liabilities                               13,496,402          12,327,089

LONG-TERM OBLIGATIONS, less current
   maturities                                                         4,097,939           8,015,125

DEFERRED INCOME TAXES                                                 7,522,000           7,522,000

COMMITMENTS AND CONTINGENCIES                                                --                  --

STOCKHOLDERS' EQUITY
    Preferred stock, no par value; Authorized -
       25,000,000 shares - none issued                                       --                  --
    Common stock, no par value; Authorized -
       100,000,000 shares; issued and outstanding 6,473,140
       shares in 2001 and 6,474,140 shares in 2000                    9,315,031           9,288,785
    Retained earnings                                                50,853,697          48,211,889
                                                                    -----------         -----------
                                                                     60,168,728          57,500,674
                                                                    -----------         -----------
                                                                    $85,285,069         $85,364,888
                                                                    ===========         ===========

        The accompanying notes are an integral part of these statements.

                  MOTOR CARGO INDUSTRIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

                                                           Three months ended                         Six months ended
                                                               June 30,                                   June 30,
                                                  ----------------------------------          ----------------------------------
                                                     2001                   2000                 2001                   2000
                                                  ------------          ------------          ------------          ------------
                                                              (unaudited)                                (unaudited)
Operating revenues                                $ 34,799,605          $ 31,773,871          $ 67,703,868          $ 62,156,770
                                                  ------------          ------------          ------------          ------------
Operating expenses
    Salaries, wages and benefits                    17,858,296            15,497,015            35,254,829            30,971,378
    Operating supplies and expenses                  5,674,423             5,122,014            10,963,671            10,090,944
    Purchased transportation                         2,887,001             2,958,161             5,561,216             5,849,218
    Operating taxes and licenses                     1,243,161             1,261,093             2,523,121             2,416,667
    Insurance and claims                             1,088,894               774,307             1,885,712             1,751,513
    Depreciation and amortization                    2,228,309             2,179,192             4,390,173             4,496,584
    Communications and utilities                       490,167               481,638             1,085,795             1,018,048
    Building rents                                     769,612               863,711             1,552,198             1,726,273
    Gain (loss) on sale of equipment                    46,761               (38,155)               47,212               (89,867)
    Other non-recurring expense                             --                    --                    --               102,596
                                                  ------------          ------------          ------------          ------------
             Total operating expenses               32,286,624            29,098,976            63,263,927            58,333,354
                                                  ------------          ------------          ------------          ------------
             Operating income                        2,512,981             2,674,895             4,439,941             3,823,416
Other income (expense)
    Interest expense                                   (29,708)              (33,847)              (63,674)              (88,327)
    Other, net                                          56,150                35,785                81,063                50,881
                                                  ------------          ------------          ------------          ------------
             Total other                                26,442                 1,938                17,389               (37,446)
                                                  ------------          ------------          ------------          ------------
             Earnings before income taxes            2,539,423             2,676,833             4,457,330             3,785,970
Income taxes                                         1,066,826             1,041,705             1,815,522             1,478,831
                                                  ------------          ------------          ------------          ------------
             NET EARNINGS                         $  1,472,597          $  1,635,128          $  2,641,808          $  2,307,139
                                                  ============          ============          ============          ============
    Earnings per share:
              Basic                               $       0.23          $       0.24          $       0.41          $       0.34
              Diluted                                     0.23                  0.24                  0.41                  0.34
                                                  ============          ============          ============          ============
    Weighted-average shares outstanding:
              Basic                                  6,473,140             6,781,884             6,473,195             6,835,204
              Diluted                                6,535,445             6,783,741             6,510,713             6,836,229
                                                  ============          ============          ============          ============

        The accompanying notes are an integral part of these statements.

                  MOTOR CARGO INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Six months ended
                                                                                          June 30,
                                                                              --------------------------------
                                                                                 2001                  2000
                                                                              -----------          -----------
                                                                                        (unaudited)
Increase (decrease) in cash and cash equivalents
    Cash flows from operating activities
        Net earnings                                                          $ 2,641,808          $ 2,307,139
                                                                              -----------          -----------
        Adjustments to reconcile net earnings to net cash provided by operating activities
             Depreciation and amortization                                      4,390,173            4,496,585
             Provision for losses on receivables                                  233,000              126,500
             Loss (gain)on disposition of property and equipment                   47,212              (89,866)
             Variable stock option expense                                        203,671                   --
             Charge associated with stock issuance to an officer                   33,750               23,750
             Provision for claims                                               1,486,677            1,423,696
             Deferred income taxes                                                     --               (1,891)
             Changes in assets and liabilities
                Receivables                                                       253,203              724,318
                Prepaid expenses                                                  415,620              658,228
                Supplies inventory                                                 (4,930)              64,904
                Other assets                                                       (8,934)              99,028
                Accounts payable                                                  362,813           (1,173,365)
                Accrued liabilities and claims                                 (1,035,559)          (1,133,164)
                Income taxes                                                      146,372              578,972
                                                                              -----------          -----------
                     Total adjustments                                          6,523,068            5,797,695
                                                                              -----------          -----------
                     Net cash provided by operating activities                  9,164,876            8,104,834
                                                                              -----------          -----------
Cash flows from investing activities
    Purchase of property and equipment                                         (6,181,497)          (3,301,895)
    Proceeds from sale equipment                                                  288,300              365,351
    Note receivable                                                                    --           (1,164,395)
                                                                              -----------          -----------
                     Net cash used in investing activities                     (5,893,197)          (4,100,939)
                                                                              -----------          -----------

                                   (Continued)

                  MOTOR CARGO INDUSTRIES, INC. AND SUBSIDIARIES

                                                                  Six months ended
                                                                      June 30,
                                                          --------------------------------
                                                             2001                 2000
                                                          -----------          -----------
                                                                     (unaudited)
Cash flows from financing activities
    Repurchase of common stock                                 (7,504)            (928,638)
    Principal payments on long-term obligations            (3,911,847)          (6,793,203)
                                                          -----------          -----------
        Net cash used in financing activities              (3,919,351)          (7,721,841)
                                                          -----------          -----------
        Net decrease in cash and cash equivalents            (647,672)          (3,717,946)
Cash and cash equivalents at beginning of period            7,033,681            5,508,809
                                                          -----------          -----------
Cash and cash equivalents at end of period                $ 6,386,009          $ 1,790,863
                                                          ===========          ===========
SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the period for
    Interest                                              $    66,234          $    85,244
    Income taxes                                            1,669,150              904,250

NONCASH INVESTING AND FINANCING ACTIVITIES

During 2001, the Company recorded a $787,695 noncash application of advances made in 2000 for the purchase of real property. Additionally, the Company recorded a $239,750 noncash transfer from receivables to real property.

During 2001, in connection with the vesting of 5,000 shares pursuant to a restricted stock agreement, the Company recognized compensation expense of $33,750.

During 2000, in connection with the vesting of 5,000 shares pursuant to a restricted stock agreement, the Company recognized compensation expense of $23,750.

        The accompanying notes are an integral part of these statements.

                  MOTOR CARGO INDUSTRIES, INC. AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

1.   UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

     The interim consolidated financial information included herein is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary to the fair presentation of the consolidated financial position, results of operations, and cash flows for the interim periods. The consolidated financial statements should be read in conjunction with the Notes to consolidated financial statements included in the audited consolidated financial statements for Motor Cargo Industries, Inc. (the "Company") for the year ended December 31, 2000 which are included in the Company's Annual Report on Form 10-K for such year (the "2000 10-K"). Results of operations for interim periods are not necessarily indicative of annual results of operations. The consolidated balance sheet at December 31, 2000, was extracted from the Company's audited consolidated financial statements contained in the 2000 10-K, and does not include all disclosures required by accounting principles generally accepted in the United States of America for annual consolidated financial statements.

2.   EARNINGS PER SHARE

     Basic earnings per common share ("EPS") are based on the weighted average number of common shares outstanding during each period. Diluted earnings per common share are based on shares outstanding (computed under basic EPS) and potentially dilutive common shares. Potential common shares included in dilutive earnings per share calculations include stock options granted but not exercised. A reconciliation of weighted-average shares outstanding is presented below:

                                                                     Three months ended                      Six months ended
                                                                          June 30,                               June 30,
                                                                -----------------------------         -----------------------------
                                                                   2001               2000               2001               2000
                                                                ----------         ----------         ----------         ----------
Net earnings                                                    $1,472,597         $1,635,128         $2,641,808         $2,307,139
Weighted-average shares outstanding - basic                      6,473,140          6,781,884          6,473,195          6,835,204

Effect of dilutive stock options                                    62,305              1,857             37,518              1,025

Weighted-average shares outstanding - assuming dilution          6,535,445          6,783,741          6,510,713          6,836,229


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

OVERVIEW

     Motor Cargo Industries, Inc. (the "Company") is a regional less-than-truckload ("LTL") carrier which provides transportation and logistics services to shippers within the western United States, including Arizona, California, Colorado, Idaho, New Mexico, Oregon, Texas, Utah and Washington. The Company transports general commodities, including consumer goods, packaged foodstuffs, electronics, computer equipment, apparel, hardware, industrial goods and auto parts for a diversified customer base. The Company offers a broad range of services, including expedited scheduling and full temperature-controlled service. Through its wholly-owned subsidiary, MC Distribution Services, Inc. ("MCDS"), the Company also provides customized logistics, warehousing and distribution management services.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated the percentage of operating revenues represented by certain items in the Company's statements of earnings:

                                            THREE MONTHS ENDED         SIX MONTHS ENDED
                                                JUNE 30,                   JUNE 30,
                                            ------------------        ------------------
                                            2001         2000         2001         2000
                                            -----        -----        -----        -----
Operating revenues                          100.0%       100.0%       100.0%       100.0%
                                            -----        -----        -----        -----
Operating expenses
    Salaries, wages and benefits             51.3         48.8         52.1         49.8
    Operating supplies and expenses          16.3         16.1         16.2         16.2
    Purchased transportation                  8.3          9.3          8.2          9.4
    Operating taxes and licenses              3.6          4.0          3.7          3.9
    Insurance and claims                      3.1          2.4          2.8          2.8
    Depreciation and amortization             6.5          6.9          6.4          7.2
    Communications and utilities              1.4          1.5          1.6          1.7
    Building rents                            2.2          2.7          2.3          2.8
    Gain (loss) on sale of equipment          0.1         (0.1)         0.1         (0.1)
    Other non-recurring expenses             --           --           --            0.2
                                            -----        -----        -----        -----
          Total operating expenses           92.8         91.6         93.4         93.9
                                            -----        -----        -----        -----
Operating income                              7.2          8.4          6.6          6.1
Other income (expense)
    Interest expense                         (0.1)        (0.1)        (0.1)        (0.1)
    Other, net                                0.2          0.1          0.1          0.1
                                            -----        -----        -----        -----
Earnings before income taxes                  7.3          8.4          6.6          6.1
Income taxes                                  3.1          3.3          2.7          2.4
                                            -----        -----        -----        -----
Net earnings                                  4.2%         5.1%         3.9%         3.7%
                                            =====        =====        =====        =====

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

     Operating revenues increased 9.5% to $34.8 million for the three months ended June 30, 2001, compared to $31.8 million for the same period in 2000. The increase was primarily attributable to increased tonnage from existing and new customers. The tonnage hauled during the second quarter of 2001 increased 10.2% to 149,279 tons, compared to 135,518 tons for the same quarter of 2000. The number of shipments during the second quarter of 2001 increased by 2.2% to 248,700, compared to 243,300 for the second quarter of 2000. The average revenue per shipment increased to $135 for the second quarter 2001, compared to $126 for the same quarter of 2000.

     Revenues contributed by MCDS increased 16.8% to $1.3 million for the second quarter of 2001, compared to $1.1 million for the second quarter of 2000. The increase was due primarily to increased volume with two customers.

     As a percentage of operating revenues, salaries, wages and benefits increased to 51.3% for the second quarter of 2001 from 48.8% for the second quarter of 2000. This increase of 2.5 percentage points was primarily the result of three factors: (1) a repricing of stock options in 1999 necessitated variable stock option accounting treatment as required by generally accepted accounting principles, resulting in a charge to salaries in the amount of approximately $203,000, or 0.6% of revenue, to reflect appreciation in the Company's stock price during the second quarter of 2001. (2) approximately one percentage point of the 2.5 percentage point increase was attributable to an increase in employee wages and benefits associated with shifting to the use of more Company drivers and less use of purchased transportation, which resulted in a corresponding reduction in the expense incurred by the Company for purchased transportation, and (3) an increase in group medical expenses comprised approximately one percentage point of the 2.5 percentage point increase.

     Purchased transportation decreased to 8.3% of revenues for the three months ended June 30, 2001 as compared to 9.3% for the same period in 2000. A reduction of 1.6 percentage points was attributable to the replacement of a portion of purchased transportation with Company drivers and equipment. Corresponding increases were incurred in expense categories related to drivers and equipment such as wages, benefits, operating supplies and expenses, licenses and taxes. The reduction in purchased transportation resulting from the increased use of Company drivers and equipment was partially offset by an increase in purchased transportation, as a percentage of revenues, of approximately 0.6 percentage points, which was attributable to the lease of trailers under a long-term lease arrangement.

     Operating supplies and expenses increased to 16.3% of operating revenues for the quarter ended June 30, 2001 compared to 16.1% for the same period in 2000. Additional fuel costs represented approximately 0.8% of revenue for the second quarter of 2001, which included additional costs equal to approximately 0.4% of revenue attributable to increased fuel prices compared to the second quarter of 2000. Although the Company has implemented a fuel surcharge to reduce the impact of rising fuel costs, increased fuel prices can nevertheless have an adverse effect on the operations and profitability of the Company due to the difficulty of imposing and collecting the surcharge. Additional fuel costs related to the increased use of fuel, primarily attributable to the replacement of a portion of purchased transportation with Company drivers and equipment, represented approximately 0.4% of revenue for the second quarter of 2001. The increase in operating supplies and expenses due to higher fuel costs was partially offset by reductions in other operating expenses during the second quarter of 2001. The most significant decrease in operating supplies and expenses resulted from a decrease in commissions to agents due to the conversion of two independent agent facilities to Company operated service centers during the second half of 2000.

     Insurance and claims expense increased to 3.1% of revenue for the second quarter 2001 compared to 2.4% for the same quarter 2000. This increase was attributable to an increase in premiums for re-insurance, as well as increased charges related to liability and cargo claims for which the Company is self-insured.

     Building rents decreased to 2.2% of revenue for the second quarter of 2001 as compared to 2.7% for the same quarter of 2000. This decrease was due primarily to lease payments during 2000 for unused facilities in Chicago, Illinois, Benicia, California and Boise, Idaho. These leases have now terminated.

     Total operating expenses increased to 92.8% of operating revenues for the three months ended June 30, 2001 from 91.6% for the same period in 2000.

     Net earnings, excluding the special charge for variable stock option accounting, increased 2.5% to $1.7 million ($0.26 per weighted average diluted share) for the three months ended June 30, 2001, compared to $1.6 million ($0.24 per weighted average diluted share) for the same period in 2000. Including the effect of the approximately $203,000 charge for the accounting treatment of variable stock options, net earnings decreased approximately 9.9% to $1.5 million ($0.23 per weighted average diluted share) for the second quarter of 2001, compared to the second quarter of 2000.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

     Operating revenues increased 8.9% to $67.7 million for the six months ended June 30, 2001, compared to $62.2 million for the same period in 2000. The increase was attributable to increased tonnage, as well as an improved yield during the first three months of 2001 due to increased rates and a reduction in lower yield freight as a percentage of total tonnage. Tonnage increased 9.0% to 286,905 tons during the six months ended June 30, 2001, compared to 263,340 tons for the same period of 2000. The number of shipments during the six months ended June 30, 2001 increased 1.4% to 482,369, compared to 475,668 for the same period in 2000. Revenue per shipment increased 7.1% to $135, compared to $126 in 2000.

     Revenues for MCDS increased 21.8% to $2.7 million for the six months ended June 30, 2001 from $2.2 million for the same period in 2000. The increase was due primarily to increased volume with two customers.

     As a percentage of operating revenues, salaries, wages and benefits increased to 52.1% for the six months ended June 30, 2001, from 49.8% for the same period of 2000. This increase of 2.3 percentage points was due primarily to an increase in employee wages and benefits associated with shifting to the use of more Company drivers and less use of purchased transportation. The use of more Company drivers resulted in a reduction in the expense incurred by the Company for purchased transportation. A charge of approximately $203,000, or 0.3% of revenue, to reflect appreciation in the Company's stock price under variable stock option accounting treatment, also contributed to the increase. In addition, group medical expenses increased approximately 0.9% of revenue during the first half of 2001, compared to 2000.

     Purchased transportation decreased to 8.2% of revenues for the six months ended June 30, 2001 as compared to 9.4% for the same period in 2000. A reduction of 1.9 percentage points was attributable to the replacement of a portion of purchased transportation with Company drivers and equipment. Corresponding increases were incurred in expense categories related to drivers and equipment such as wages, benefits, operating supplies and expenses, licenses and taxes. The reduction in purchased transportation resulting from the increased use of Company drivers and equipment was partially offset by an increase in purchased transportation, as a percentage of revenues, of approximately 0.6 percentage points, which was attributable to the lease of trailers under a long-term lease arrangement.

     Operating supplies and expenses remained flat at 16.2% of operating revenues both the six months ended June 30, 2001 and 2000. While the increased price of fuel represented approximately 0.6% of revenue increase for the six months ended June 30, 2001, it was offset equally by reduced commissions paid to agents contributed by the conversion of two independent agent facilities to Company operated service centers during the second half of 2000.

     Building rents decreased to 2.3% of revenue for the six months ended June 30, 2001 as compared to 2.8% for the same period of 2000. This decrease was due primarily to lease payments during 2000 for unused facilities in Chicago, Illinois, Benicia, California and Boise, Idaho. These leases have now terminated.

     Total operating expenses decreased to 93.4% of operating revenues for the six months ended June 30, 2001 from 93.9% for the same period in 2000.

     Net earnings, before the special charge of approximately $203,000 for variable options, increased 23.3% to $2,845,000 ($0.44 per weighted average diluted share) for the six months ended June 30, 2001, compared to $2,307,000 ($0.34 per weighted average diluted share) for the same period in 2000. After the charge of $203,000 for the treatment of variable options net earnings was reduced to $2,642,000 ($0.41 per weighted average diluted share).

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity are funds provided by operations and bank borrowings. Net cash provided by operating activities was approximately $9.2 million for the first six months of 2001, compared to $8.1 million for the corresponding period in 2000. Net cash provided by operating activities is primarily attributable to the Company's earnings before depreciation and amortization expense.

     Capital expenditures totaled approximately $6.9 million during the first six months of 2001, compared to $4.1 million in the comparable period of 2000.

     Net cash used in financing activities was $3.9 million for the six months ended June 30, 2001, compared to $7.7 million for the comparable period of 2000. At June 30, 2001, total borrowings under long-term obligations totaled approximately $4.2 million, compared to $8.1 million as of June 30, 2000. The Company's long-term obligations consist primarily of amounts outstanding under a revolving line of credit, as described below.

     The Company is a party to a loan agreement with Zions First National Bank ("Zions") that provides for a revolving line of credit in an amount not exceeding $5 million. The loan agreement provides for the issuance of letters of credit and may be used for this purpose, as well as to fund the working capital needs of the Company. As of June 30, 2001, there was no outstanding balance under this revolving line of credit.

     Zions has also provided a second revolving line of credit to the Company in an amount not to exceed $20 million. The Company intends to use amounts available under this credit facility primarily to purchase equipment used in operations and for other corporate purposes. At June 30, 2001 the outstanding balance under this facility was approximately $3 million. The outstanding balance under this facility fluctuates as the Company draws on the line of credit or repays outstanding amounts. Amounts outstanding under this facility are generally classified as long-term obligations provided that they are not due within 12 months. The Company and Zions have periodically amended the facility to extend the maturity date, as necessary, in order to continue to permit amounts outstanding under this facility to be classified as long-term obligations. If the Company is unable to further extend the maturity date of this facility on acceptable terms, the Company will seek to obtain similar financing from other sources.

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

     The Company's management believes that its net cash provided by operating activities and its existing lines of credit are sufficient to fund capital expenditures and any other significant obligations for the foreseeable future.

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

     The Company's forward-looking statements are based upon the Company's current expectations and various assumptions. The Company's expectations, beliefs and projections are expressed in good faith and are believed by the Company to have a reasonable basis, including without limitation, management's examination of historical operating trends, data contained in the Company's records and other data available from third parties, but there can be no assurance that management's expectations, beliefs and projections will result or be achieved or accomplished. The Company's forward-looking statements apply only as of the date made. Except as required by law, the Company undertakes no obligation to publicly update or revise forward-looking statements which may be made to reflect events or circumstances after the date made or to reflect the occurrence of unanticipated events.

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

     The Annual Meeting of Shareholders of the Company was held on June 6, 2001. At the meeting:

     1. The following persons were elected as Directors of the Company to serve until the next Annual Meeting or until their successors are elected and qualified.

          Name                                  Votes For        Votes Withheld
          ----                                  ---------        --------------
          Harold R. Tate                        5,635,247            132,050
          Louis V. Holdener                     5,635,247            132,050
          Marvin L. Friedland                   5,635,247            132,050
          Robert Anderson                       5,760,847              6,450
          James Clayburn LaForce, Jr.           5,760,847              6,450
          Merlin J. Norton                      5,760,847              6,450

     2. The selection of Grant Thornton LLP as independent auditors to audit the Consolidated Financial Statements of the Company and its subsidiaries for the year ending December 31, 2001 was ratified by the shareholders as follows:

          Votes For:               5,766,647
          Votes Against:                  50
          Abstentions:                   600

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


                                     MOTOR CARGO INDUSTRIES, INC.



                                     /s/ Lynn H. Wheeler
                                     -------------------------------------------
                                     LYNN H. WHEELER
                                     Vice President of Finance and
                                     Chief Financial Officer
                                     (Authorized Signatory and
                                     Principal Financial and Accounting Officer)




Date: August 10, 2001