Form 10-Q
period 2001-09-30
MOTOR CARGO INDUSTRIES INC
filed 2001-10-24
CIK 1047073

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended September 30, 2001

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On October 19, 2001, there were 6,473,140 outstanding shares of the Registrant's Common Stock, no par value.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  MOTOR CARGO INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                        September 30,      December 31,
                                                             2001              2000
                                                        -------------      ------------
                                                         (unaudited)
CURRENT ASSETS
    Cash and cash equivalents                            $  5,783,372      $ 7,033,681
    Receivables                                            18,260,110       18,124,930
    Prepaid expenses                                        1,718,077        2,112,198
    Supplies inventory                                        607,953          637,289
    Deferred income taxes                                   1,734,000        1,734,000
                                                          -----------      -----------

           Total current assets                            28,103,512       29,642,098

PROPERTY AND EQUIPMENT, AT COST                           109,858,794      106,185,662

    Less accumulated depreciation
      and amortization                                     52,337,269       51,851,119
                                                          -----------      -----------

                                                           57,521,525       54,334,543


OTHER ASSETS

    Advances from purchases of real property                        -          787,695
    Deferred charges                                          543,878          548,271
    Unrecognized net pension obligation                        52,281           52,281
                                                          -----------      -----------

                                                              596,159        1,388,247
                                                          -----------      -----------

                                                          $86,221,196      $85,364,888
                                                          -----------      -----------
                                                          -----------      -----------



        The accompanying notes are an integral part of these statements.

                  MOTOR CARGO INDUSTRIES, INC. AND SUBSIDIARIES

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                             September 30,    December 31,
                                                                 2001            2000
                                                             -------------    ------------
                                                             (unaudited)
CURRENT LIABILITIES
    Current maturities of long-term obligations              $   127,250      $   119,152
    Accounts payable                                           3,435,485        2,854,290
    Accrued liabilities                                        8,608,672        7,477,843
    Accrued income taxes                                       1,810,524          435,366
    Accrued claims                                             1,480,377        1,440,438
                                                             -----------      -----------
           Total current liabilities                          15,462,308       12,327,089

LONG-TERM OBLIGATIONS, less current
   maturities                                                  1,065,073        8,015,125

DEFERRED INCOME TAXES                                          7,522,000        7,522,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Preferred stock, no par value; Authorized -
      25,000,000 shares - none issued
    Common stock, no par value; Authorized -
      100,000,000 shares - issued 6,473,140 shares as
      of September 30, 2001 and 6,474,140 shares as of
      December 31, 2000                                        9,315,031        9,288,785
    Retained earnings                                         52,856,784       48,211,889
                                                             -----------      -----------

                                                              62,171,815       57,500,674
                                                             -----------      -----------

                                                             $86,221,196      $85,364,888
                                                             -----------      -----------
                                                             -----------      -----------


        The accompanying notes are an integral part of these statements.

                  MOTOR CARGO INDUSTRIES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

                                              Three months ended          Nine months ended
                                                 September 30,               September 30,
                                           ------------------------   -------------------------
                                              2001         2000           2001          2000
                                           -----------  -----------   ------------  -----------
                                                  (unaudited)                 (unaudited)
Operating revenues                         $36,040,782  $34,097,502   $103,744,650  $96,254,272
                                           -----------  -----------   ------------  -----------
Operating expenses
    Salaries, wages and benefits            18,057,408   16,922,303     53,312,237   47,893,682
    Operating supplies and expenses          5,605,560    5,656,904     16,569,231   15,747,849
    Purchased transportation                 3,170,857    3,000,011      8,732,073    8,849,229
    Operating taxes and licenses             1,363,792    1,326,113      3,886,913    3,742,780
    Insurance and claims                     1,065,463      856,627      2,951,175    2,608,140
    Depreciation and amortization            2,243,027    2,144,094      6,633,200    6,640,678
    Communications and utilities               495,637      582,729      1,581,432    1,600,776
    Building rents                             761,444      881,039      2,313,642    2,607,311
    Loss (gain) on sale of equipment           (42,688)     (61,923)         4,524     (151,790)
    Other non-recurring expense                      -            -              -      102,596
                                           -----------  -----------   ------------  -----------
           Total operating expenses         32,720,500   31,307,897     95,984,427   89,641,251
                                           -----------  -----------   ------------  -----------

           Operating income                  3,320,282    2,789,605      7,760,223    6,613,021

Other income (expense)
    Interest expense                           (27,711)     (33,035)       (91,386)    (121,362)
    Other, net                                  32,502       46,549        113,566       97,430
                                           -----------  -----------   ------------  -----------
                                                 4,791       13,514         22,180      (23,932)
                                           -----------  -----------   ------------  -----------

           Earnings before income taxes      3,325,073    2,803,119      7,782,403    6,589,089

Income taxes                                 1,321,986    1,087,841      3,137,508    2,566,672
                                           -----------  -----------   ------------  -----------

           NET EARNINGS                    $ 2,003,087  $ 1,715,278   $  4,644,895  $ 4,022,417
                                           -----------  -----------   ------------  -----------
                                           -----------  -----------   ------------  -----------

    Earnings per share: (note 2)
              Basic                        $      0.31  $      0.26   $      0.72   $      0.59
              Diluted                      $      0.31  $      0.26   $      0.71   $      0.59
    Weighted-average shares outstanding:
              Basic                          6,473,140    6,720,693     6,473,177     6,796,755
              Diluted                        6,530,224    6,724,973     6,517,402     6,799,258


        The accompanying notes are an integral part of these statements.

                  MOTOR CARGO INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    Nine months ended
                                                                      September 30,
                                                             ---------------------------------
                                                                2001                  2000
                                                             -----------           -----------
                                                                       (unaudited)

Increase (decrease) in cash and cash equivalents
    Cash flows from operating activities
       Net earnings                                          $ 4,644,895           $ 4,022,417
                                                             -----------           -----------
       Adjustments to reconcile net earnings to net cash
         provided by operating activities
           Depreciation and amortization                       6,633,200             6,640,678
           Provision for losses receivable                       458,000               195,500
           Loss (gain) on disposition of
              property and equipment                               4,524              (151,790)
           Variable stock option expense                         281,376                     -
           Charge associated with stock issuance to an
              officer                                             33,750                23,750
           Provision for claims                                2,258,199             2,159,209
           Deferred income taxes                                       -                (1,917)
           Changes in assets and liabilities
              Receivables                                       (832,930)             (699,524)
              Prepaid expenses                                   394,121               723,597
              Supplies inventory                                  29,336                94,852
              Accrued income taxes                             1,375,158               303,373
              Other assets                                        (1,277)               65,630
              Accounts payable                                   581,195            (1,162,805)
              Accrued liabilities and claims                  (1,368,807)             (853,911)
                                                             -----------           -----------

                  Total adjustments                            9,845,845             7,336,642
                                                             -----------           -----------

                  Net cash provided by operating activities
                                                              14,490,740            11,359,059
                                                             -----------           -----------

Cash flows from investing activities

    Note receivable                                                    -            (2,319,395)
    Purchase of property and equipment                        (9,232,391)           (5,419,506)
    Proceeds from disposition of property
      and equipment                                              440,800               574,851
                                                             -----------           -----------


                  Net cash used in
                    investing activities                      (8,791,591)           (7,164,050)
                                                             -----------           -----------

                                   (Continued)

                  MOTOR CARGO INDUSTRIES, INC. AND SUBSIDIARIES

                                                                 Nine months ended
                                                                   September 30,
                                                          -------------------------------
                                                             2001                 2000
                                                          -----------         -----------
                                                                    (unaudited)
Cash flows from financing activities

      Repurchase shares                                        (7,504)         (1,409,762)
      Principal payments on long-term
       obligations                                         (6,941,954)         (3,823,207)
                                                          -----------         -----------

                  Net cash used in financing activities    (6,949,458)         (5,232,969)
                                                          -----------         -----------

                  Net decrease in
                    cash and cash equivalents              (1,250,309)         (1,037,960)



Cash and cash equivalents at beginning of period            7,033,681           5,508,809
                                                          -----------         -----------

Cash and cash equivalents at end of period                $ 5,783,372         $ 4,470,849
                                                          -----------         -----------
                                                          -----------         -----------

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid during the period for
    Interest                                              $    94,515         $   118,562
    Income taxes                                            1,972,150           2,259,050


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

                  MOTOR CARGO INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

         The interim consolidated financial information included herein is unaudited; however, the information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for the fair presentation of the consolidated financial position, results of operations, and cash flows for the interim periods. The consolidated financial statements should be read in conjunction with the notes to consolidated financial statements included in the audited consolidated financial statements for Motor Cargo Industries, Inc. (the "Company") for the year ended December 31, 2000, which are included in the Company's Annual Report on Form 10-K for such year (the "2000 10-K"). Results of operations for interim periods are not necessarily indicative of annual results of operations. The consolidated balance sheet at December 31, 2000 was extracted from the Company's audited consolidated financial statements contained in the 2000 10-K and does not include all disclosures required by generally accepted accounting principles for annual consolidated financial statements.

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

                                                         Three months ended            Nine months ended
                                                            September 30,                 September 30,
                                                    ----------------------------   ----------------------------
                                                          2001          2000            2001           2000
                                                    -------------  -------------   -------------  -------------
    Net earnings                                    $  2,003,087   $  1,715,278    $  4,644,895   $  4,022,417
    Weighted-average shares outstanding - basic        6,473,140      6,720,693       6,473,177      6,796,755

    Effect of dilutive stock options                      57,084          4,280          44,225          2,503

    Weighted-average shares outstanding - diluted
                                                       6,530,224      6,724,973       6,517,402      6,799,258

3.       PENDING MERGER

         On October 15, 2001, the Company, Union Pacific Corporation, a Utah corporation ("Union Pacific"), and Motor Merger Co., a Utah corporation and wholly-owned subsidiary of Union Pacific ("Merger Sub"), entered into an Agreement and Plan of Merger (the "Merger Agreement"). Pursuant to the terms of the Merger Agreement, Union Pacific will offer to exchange for each share of common stock, no par value, of the Company's stock at the election of the holder, either 0.26 of a share of common stock, par value $2.50 per share, of Union Pacific ("Union Pacific Stock") or $12.10 in cash. Pursuant to the terms of the shareholder agreements, dated as of October 15, 2001, Messrs. Harold R. Tate and Marvin L. Friedland, who collectively own approximately 62.5% of the outstanding shares of the Company's stock, have agreed to tender their shares in the exchange offer. After the consummation of the exchange offer, the Company will be merged with and into Merger Sub. Holders of the Company stock who do not elect to tender their shares in the exchange offer will receive $12.10 per share upon consummation of the merger.

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

RESULTS OF OPERATIONS

      The following table sets forth for the periods indicated the percentage of operating revenues represented by certain items in the Company's statements of earnings:

                                                         THREE MONTHS ENDED           NINE MONTHS ENDED
                                                            SEPTEMBER 30,                SEPTEMBER 30,
                                                       ----------------------       ----------------------
                                                          2001         2000            2001        2000
                                                          ----         ----            ----        ----
         Operating revenues                              100.0%       100.0%          100.0%       100.0%
         Operating expenses
             Salaries, wages and benefits                 50.1         49.6            51.4        49.8
             Operating supplies and expenses              15.6         16.6            16.0        16.4
             Purchased transportation                      8.8          8.8             8.4         9.2
             Operating taxes and licenses                  3.8          3.9             3.8         3.9
             Insurance and claims                          3.0          2.5             2.8         2.7
             Depreciation and amortization                 6.2          6.3             6.4         6.9
             Communications and utilities                  1.4          1.7             1.5         1.6
             Building rents                                2.1          2.6             2.2         2.7
             Gain on sale of equipment                     (.1)         (.2)              -         (.2)
             Other non-recurring expense                     -           -                -          .1
                                                          ----         ----            ----        ----
                   Total operating expenses               90.8         91.8            92.5        93.1
                                                          ----         ----            ----        ----
                   Operating income                        9.2          8.2             7.5         6.9
         Other income (expense)
             Interest expense                             (0.1)        (0.1)           (0.1)       (0.1)
             Other, net                                    0.1          0.1             0.1         0.1
                                                          ----         ----            ----        ----
         Earnings before income taxes                      9.2          8.2             7.5         6.9
         Income taxes                                      3.7          3.2             3.0         2.7
                                                          ----         ----            ----        ----
         Net earnings                                      5.6          5.0             4.5         4.2
                                                          ====         ====            ====        ====

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

         Operating revenues increased 5.7% to $36.0 million for the three months ended September 30, 2001, compared to $34.1 million for the same period in 2000. The increase was primarily attributable to increased tonnage from existing and new customers. The tonnage hauled during the third quarter of 2001 increased 4.7% to 151,480 tons, compared to 144,747 tons for the same quarter of 2000. The number of shipments during the third quarter of 2001 remained flat at 249,430, compared to 249,200 for the third quarter of 2000. The average revenue per shipment increased to $139 for the third quarter of 2001, compared to $133 for the same quarter of 2000.

         Revenues contributed by MCDS increased 30.7% to $1,527,000 for the third quarter of 2001, compared to $1,168,000 for the third quarter of 2000. The increase was due primarily to increased volume from existing customers.

         As a percentage of operating revenues, salaries, wages and benefits increased to 50.1% for the third quarter of 2001 from 49.6% for the third quarter of 2000. This increase of 0.5 percentage points was primarily the result of increased cost of benefits to employees.

         Purchased transportation remained unchanged at 8.8% of revenues for the three months ended September 30, 2001 as compared to the same period in 2000.

         Operating supplies and expenses decreased to 15.6% of operating revenues for the quarter ended September 30, 2001, compared to 16.6% for the same period in 2000. Cost savings associated with lower fuel prices represented approximately 0.7% of revenue for the third quarter of 2001. An additional decrease in operating supplies and expenses resulted from a decrease in commissions to agents due to the conversion of two independent agent facilities to Company-operated service centers during the fourth quarter of 2000.

         Insurance and claims expense increased to 3.0% of revenue for the third quarter of 2001 compared to 2.5% for the same quarter 2000. This increase was attributable to an increase in premiums for re-insurance, as well as increased charges related to liability claims for which the Company is self-insured.

         Building rents decreased to 2.1% of revenue for the third quarter of 2001, compared to 2.6% for the same quarter of 2000. This decrease was due primarily to payments during 2000 for leases of unused facilities in Chicago, Illinois, Benicia, California and Boise, Idaho, which have since terminated.

         Total operating expenses decreased to 90.8% of operating revenues for the three months ended September 30, 2001 from 91.8% for the same period in 2000.

         Net earnings, increased 16.8% to $2.0 million ($0.31 per weighted average diluted share) for the three months ended September 30, 2001, compared to $1.7 million ($0.26 per weighted average diluted share) for the same period in 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

         Operating revenues increased 7.8% to $103.7 million for the nine months ended September 30, 2001, compared to $96.3 million for the same period in 2000. The increase was attributable to increased tonnage. Tonnage increased 7.4% to 438,386 tons for the nine months ended September 30, 2001, compared to 408,087 tons for the same period of 2000. The number of shipments during the nine months ended September 30, 2001 increased 1.0% to 731,800, compared to 724,870 for the same period in 2000. Revenue per shipment increased 6.2% to $137, compared to $129 in 2000.

         Revenues for MCDS increased 23.5% to $4.2 million for the nine months ended September 30, 2001 from $3.4 million for the same period in 2000. The increase was due primarily to increased volume from two customers.

         As a percentage of operating revenues, salaries, wages and benefits increased to 51.4% for the nine months ended September 30, 2001, from 49.8% for the same period of 2000. This increase of 1.6 percentage points was due primarily to an increase in employee wages and benefits associated with shifting to the use of more Company drivers and less use of purchased transportation. The use of more Company drivers resulted in a reduction in the expense incurred by the Company for purchased transportation. In addition, group medical expenses increased approximately
0.7% of revenue during the first nine months of 2001, compared to 2000. The increase was primarily attributable to the addition of more Company line drivers, an increase in insurance premiums and an overall increase in claims expense. Also a charge of approximately $281,000, or 0.3% of revenue, to reflect appreciation in the Company's stock price under variable stock option accounting treatment, also contributed to the increase in salaries, wages and benefits.

         Purchased transportation decreased to 8.4% of revenues for the nine months ended September 30, 2001 as compared to 9.2% for the same period in 2000. A reduction of 0.8 percentage points was attributable to the replacement of a portion of purchased transportation with Company drivers and equipment. Corresponding increases were incurred in expense categories related to drivers and equipment such as wages, benefits, operating supplies and expenses, licenses and taxes. The reduction in purchased transportation resulting from the increased use of Company drivers and equipment was partially offset by an increase in purchased transportation, as a percentage of revenues, of approximately 0.6 percentage points, which was attributable to the lease of trailers under a long-term lease arrangement.

         Operating supplies and expenses decreased to 16.0% of operating revenues for the nine months ended September 30, 2001 as compared to 16.4% for the same period in 2000. The principal reason for the decline was the conversion of two independent agent facilities to Company-operated service centers during the fourth quarter of 2000.

         Building rents decreased to 2.2% of revenue for the nine months ended September 30, 2001 as compared to 2.7% for the same period of 2000. This decrease was due primarily to payments during 2000 for leases of unused facilities in Chicago, Illinois, Benicia, California and Boise, Idaho, which have now terminated.

         Total operating expenses decreased to 92.5% of operating revenues for the nine months ended September 30, 2001 from 93.1% for the same period in 2000.

         Net earnings, before the special charge of approximately $281,000 for variable stock options, increased 22.5% to $4,926,000 ($0.76 per weighted average diluted share) for the nine months ended September 30, 2001, compared to $4,022,000 ($0.59 per weighted average diluted share) for the same period in 2000. After the charge of $281,000 for the treatment of variable options, net earnings was reduced to $4,645,000 ($0.71 per weighted average diluted share).

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of liquidity are funds provided by operations and bank borrowings. Net cash provided by operating activities was approximately $14.5 million for the first nine months of 2001, compared to $11.4 million for the corresponding period in 2000. Net cash provided by operating activities is primarily attributable to the Company's earnings before depreciation and amortization expense.

         Capital expenditures totaled approximately $8.8 million during the first nine months of 2001, compared to $7.2 million in the comparable period of 2000.

         Net cash used in financing activities was $6.9 million for the nine months ended September 30, 2001, compared to $5.2 million for the comparable period of 2000. At September 30, 2001, total borrowings under long-term obligations totaled approximately $1.2 million, compared to $8.1 million as of September 30, 2000. The Company's long-term obligations as of September 30, 2001 consist of mortgages on two terminal facilities.

         The Company is a party to a loan agreement with Zions First National Bank ("Zions") that provides for a revolving line of credit in an amount not exceeding $5 million. The loan agreement provides for the issuance of letters of credit and may be used for this purpose, as well as to fund the working capital needs of the Company. As of September 30, 2001, there was no outstanding balance under this revolving line of credit.

         Zions has also provided a second revolving line of credit to the Company in an amount not to exceed $20 million. The Company intends to use amounts available under this credit facility primarily to purchase equipment used in operations and for other corporate purposes. At September 30, 2001 there was no outstanding balance under this facility. The outstanding balance under this facility fluctuates as the Company draws on the line of credit or repays outstanding amounts. Amounts outstanding under this facility are generally classified as long-term obligations provided that they are not due within 12 months. The Company and Zions have periodically amended the facility to extend the maturity date, as necessary, in order to continue to permit amounts outstanding under this facility to be classified as long-term obligations. If the Company is unable to further extend the maturity date of this facility on acceptable terms, the Company will seek to obtain similar financing from other sources.

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

                        MOTOR CARGO INDUSTRIES, INC.


                        /s/ Lynn H. Wheeler
                        -------------------------------------------------------
                        LYNN H. WHEELER
                        Vice President of Finance and Chief Financial Officer (Authorized Signatory and
                        Principal Financial and Accounting Officer)


Date: October 24, 2001